Form 10QSB
period 2000-03-31
GLOBAL SMARTCARDS INC
filed 2000-05-25
CIK 1090967

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to __________

                   Commission File Number: 000-28025

                      GLOBAL SMARTCARDDS, INC.
      ----------------------------------------------------
      (Exact name of Small Business Issuer in its Charter)

                Nevada                                  86-0951473
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          38820 N. 25th Avenue, Phoenix, AZ                85027
    ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


          1-702-837-8811 (Phone)    1-702-837-8810  (FAX)
   ---------------------------------------------------------
                    Issuer's Telephone Number

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [   ]      No [ X ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 4,000,000 issued and outstanding as of March 31, 2000. No Preferred are authorized nor outstanding as of March 31, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              Global SmartCards, Inc.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited). ...............   7
          Statements in Changes in Stockholders' Equity........   8
          Statements of Cash Flows (unaudited).................   9
          Notes to Financial Statements........................ 10-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17
Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The audited financial statements of registrant for the period ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors                               May 19, 2000
GLOBAL SMARTCARDS INC.
San Diego, California

I have audited the accompanying Balance Sheets of GLOBAL SMARTCARDS INC.
(A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the periods February 16, 1999 (inception), to December 31, 1999, and January 1, 2000, to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL SMARTCARDS INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the periods February 16, 1999 (inception), to December 31, 1999, and January 1, 2000, to March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
------------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                         GLOBAL SMARTCARDS INC.
                     (A Development Stage Company)
                            BALANCE SHEET


ASSETS


                                                  March        December
                                                  31, 2000     31, 1999
                                                  --------     --------

CURRENT ASSETS
   Cash                                          $    7,208    $  8,165

   Loans to Officers                                 15,000      15,000
                                                 ----------------------

TOTAL CURRENT ASSETS                              $  22,208    $ 23,165
                                                 ----------------------

OTHER ASSETS                                      $      0     $      0
                                                 ----------------------

TOTAL OTHER ASSETS                                $      0     $      0
                                                 ----------------------


TOTAL ASSETS                                      $ 22,208     $ 23,165
                                                 ----------------------


The accompanying notes are an integral part of these financial statements

                         GLOBAL SMARTCARDS INC.
                    (A Development Stage Company)

                           BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March        December
                                                 31, 2000     31, 1999
                                                 --------     --------

CURRENT LIABILITIES
Officers' Advances (Note #8)                     $     500    $     500
                                                 ----------------------

TOTAL CURRENT LIABILITIES                        $     500    $     500
                                                 ----------------------

STOCKHOLDERS' EQUITY (Note #4)

Common stock
Par value $0.001
Authorized 25,000,000 shares
Issued and outstanding at

December 31, 1999 -
4,000,000 shares                                              $  4,000

March 31, 2000  -
4,000,000 shares                                  $   4,000

Additional Paid-In Capital                           73,000     73,000

Deficit accumulated during
The development stage                               -55,292    -54,335
                                                 ----------------------

TOTAL STOCKHOLDERS' EQUITY                        $  21,708  $  22,665
                                                 ----------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $  21,708  $  23,165
                                                 ----------------------

  The accompanying notes are an integral part of these financial statements.

                          GLOBAL SMARTCARDS INC.
                      (A Development Stage Company)

                         STATEMENT OF OPERATIONS
                         -----------------------


STATEMENT OF OPERATIONS

                                 Jan. 1        Feb. 16,    Feb.16,  1999
                                 2000, to      1999, to    (Inception)
                                 Mar. 31,      Dec. 31,    to Mar. 31,
                                 2000          1999        2000
                                 --------------------------------------
INCOME
  Revenue                        $       0     $       0    $       0
                                 --------------------------------------

EXPENSES

General, Selling and
Administrative                   $     957     $  54,335   $  55,292
                                 -----------------------------------

TOTAL EXPENSES                   $     957     $  54,335   $  55,292
                                 -----------------------------------

NET PROFIT/LOSS (-)              $   - 957     $ -54,335   $ -55,292
                                 -----------------------------------

Net Profit/Loss(-)
 Basic &  dilitive
(Note #2)                        $  -.0002     $  -.1798   $  -.1707
                                 -----------------------------------

Weighted average
Number of common
shares outstanding               4,000,000     3,022,013   3,239,609
                                 -----------------------------------


 The accompanying notes are an integral part of these financial statements.

                           GLOBAL SMARTCARDS INC.
                       (A Development Stage Company)

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              --------------------------------------------


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Additional   Accumu-
                            Common      Stock      paid-in      lated
                            Shares      Amount     Capital      Deficit
                            -------------------------------------------
February 17, 1999
Issued for cash             2,000,000  $2,000                   $     0

June 18, 1999
Issued from Public
Offering                    1,000,000   1,000      24,000

August 26, 1999
Issued from Public
Offering                    1,000,000   1,000      49,000

Net loss year ended
February 16, 1999
(Inception) to
December 31, 1999                                               $-54,335
                           ---------------------------------------------
Balance,
December 31, 1999           4,000,000 $ 4,000    $ 73,000       $-54,335

Net loss,
January 1, 2000 to
March 31, 2000                                                      -957
                           ---------------------------------------------

Balance,
March 31, 2000             4,000,000  $ 4,000    $ 73,000       $-55,292
                           ---------------------------------------------


  The accompanying notes are an integral part of these financial statements.

                          GLOBAL SMARTCARDS INC.
                     (A Development Stage Company)


                         STATEMENT OF CASH FLOWS
                         -----------------------


STATEMENT OF CASH FLOWS

                                 Jan. 1        Feb. 16,    Feb.16, 1999
                                 2000, to      1999, to    (Inception)
                                 Mar. 31,      Dec. 31,    to Mar. 31,
                                 2000          1999        2000
                                 --------------------------------------
Cash Flows from
Operating Activities

Net Loss                         $   -957      $  -54,335  $   -55,292

Adjustment to
Reconcile net loss
To net cash provided
by operating
Activities

Changes in assets and
Liabilities

Loans to Officers                       0           -15,000    -15,000
Officers' Advances                      0              +500       +500
                                 -------------------------------------


Net cash used in
Operating activities             $   -957     $  -68,835      $-69,792

Cash Flows from
Investing Activities                    0              0             0

Cash Flows from
Financing Activities

Issuance of Common
Stock for Cash                          0        +77,000       +77,000
                                 -------------------------------------

Net Increase (decrease)          $   -957     $    8,165         7,208

Cash,
Beginning of period                +8,165              0             0
                                 -------------------------------------


Cash, End of Period             $   7,208     $    8,165      $  7,208
                                 -------------------------------------

 The accompanying notes are an integral part of these financial statements.

                       GLOBAL SMARTCARDS INC.
                   (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
              March 31, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 16, 1999, under the laws of the State of Nevada as GLOBAL SMARTCARDS INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
-----------------

The Company records income and expenses on the accrual method.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

Income Taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                       GLOBAL SMARTCARDS INC.
                   (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
              March 31, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting on Costs of Start-Up Activities
-----------------------------------------

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of August 26, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End
--------

The Company has selected December 31st as its year-end.

Year 2000 Disclosure
--------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

                       GLOBAL SMARTCARDS INC.
                   (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
              March 31, 2000, and December 31, 1999

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward     $    54,335
Valuation allowance                  $    54,335
Net deferred tax asset               $         0


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock
------------

The authorized common stock of the corporation consists of 25,000,000 shares with a par value $.001 per share.

Preferred Stock
---------------

GLOBAL SMARTCARDS INC. has no preferred stock.

On February 17, 1999 the company issued 2,000,000 shares for consideration of $2,000 to its directors.

On June 18, 1999, the company completed a Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold 1,000,000 share of common stock at a price of $.025 per share for a total amount raised of $25,000.

On August 26 1999, the company completed a Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold 1,000,000 share of common stock at a price of $.05 per share for a total amount raised of $50,000.

                       GLOBAL SMARTCARDS INC.
                   (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
              March 31, 2000, and December 31, 1999


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

NOTE 8 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

In its initial operating period February 16, 1999 (date of inception) through March 31, 2000, the Company incurred a net loss of $54,335 from operations. It has yet to receive any revenues from operations.

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3
(b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of August 26, 1999, the Company has four million shares (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-four (34) shareholders, including the three founding shareholders, of record.

Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next twelve (12) months. If the Company cannot generate sufficient revenues or raise money in the next 12 months, it is most likely the company will not be able to stay in business. Global SmartCards, Inc. is a developmental stage company. The Company does not anticipate any revenues until it can identify and sell customers its products.

The Company currently anticipates that it has enough available funds to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve (12) months. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. The company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

Results of Operations

The Company is developmental stage company, which plans to market
Smart Cards to hotels, resorts, cruise lines and casinos using Smart
Cards (plastic cards with embedded microprocessors) and support these services through its Web site, i.e., www.gscards.com. Management of company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The
Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology. The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards. The Global Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover.

The Company had a $ 54,335 loss since its inception on February 16, 1999 Through March 31, 2000. For the First Quarter ended March 31, 2000, the Company experienced a loss of $957.00. The Bulk of this loss came from General, Selling and Administrative expenses. The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $7,208, as of March 31, 2000, in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

Liquidity and Capital Resources

On February 17, 1999 the company issued 2,000,000 shares for consideration of $2,000 to its directors.

On June 18, 1999, the company completed a Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold 1,000,000 share of common stock at a price of $.025 per share for a total amount raised of $25,000.

On August 26 1999, the company completed a Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold 1,000,000 share of common stock at a price of $.05 per share for a total amount raised of $50,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION.

This Report contains forward-looking statements, which are generally identified by words such as "may", "should", "seeks", "believes", "expects", "intends", "estimates", "projects", "strategy" and similar expressions. Those statements may include statements regarding the intent, belief, expectation, strategies or projections of the registrant and its management at the time. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the registrant's control, include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the registrant's continued ability to finance its operations, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Global SmartCards, Inc.
                              --------------------
                                 (Registrant)

Dated:  May 23, 2000

By:  s/s Georgios Polyhronopoulos
---------------------------------------------------------
Georgios Polyhronopoulos, Chairman of the Board, President
and Chief Executive Officer

Dated:  May 23, 2000

By:  s/s Larry L. Richardson
---------------------------------------------------------
Larry L. Richardson, Director, Corporate Secretary