Form 10QSB
period 2000-09-30
GLOBAL SMARTCARDS INC
filed 2000-11-15
CIK 1090967

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to __________

                   Commission File Number: 000-28025

                      GLOBAL SMARTCARDDS, INC.
      ----------------------------------------------------
      (Exact name of Small Business Issuer in its Charter)

                Nevada                                  86-0951473
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


           38820 N. 25th Avenue, Phoenix, AZ               85027
       ----------------------------------------         ----------
       (Address of principal executive offices)          (zip code)


                1-702-837-8811 (Phone)    1-702-837-8810  (FAX)
                -----------------------------------------------
                           Issuer's Telephone Number

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                           Yes [   ]      No [ X ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 4,000,000 issued and outstanding as of September 30, 2000. No Preferred are authorized nor outstanding as of September 30, 2000.

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                              Global SmartCards, Inc.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditor's Review Letter..................   4
          Balance Sheet...... .................................  5-6
          Statements of Operations ............................  7-8
          Statements in Changes in Stockholders' Equity........   9
          Statements of Cash Flows ............................ 10-11
          Notes to Financial Statements........................ 12-15

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19
Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The audited financial statements of registrant for the period ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                Barry L. Friedman
                           Certified Public Accountant


1582 Tulita Drive                                   Office (702) 361-8414
Las Vegas, NV 89123                                 Fax No. (702) 896-0278


Board of Directors                                    October 5, 2000
GLOBAL SMARTCARDS INC.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of GLOBAL SMARTCARDS INC.
(A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period February 16, 1999, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL SMARTCARDS INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period February 16, 1999, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
-----------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                          GLOBAL SMARTCARDS INC.
                      (A Development Stage Company)

                            BALANCE SHEET


ASSETS


                                   9 Mos. Ended         Year Ended
                                   Sep.30, 2000        Dec.31, 1999
                                   ------------        ------------
CURRENT ASSETS

   CASH                            $      5,518        $      8,165

   LOANS TO OFFICERS (NOTE #8)           15,000              15,000
                                   ------------        ------------
   TOTAL CURRENT ASSETS            $     20,518        $     23,165
                                   ------------        ------------
OTHER ASSETS                       $          0        $          0

   TOTAL OTHER ASSETS              $          0        $          0
                                   ------------        ------------
   TOTAL ASSETS                    $     20,518        $     23,165
                                   ============        ============


The accompanying notes are an integral part of these financial statements

                              GLOBAL SMARTCARDS INC.
                           (A Development Stage Company)

                                 BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                   9 Mos. Ended         Year Ended
                                   Sep.30, 2000        Dec.31, 1999
                                   ------------        ------------

CURRENT LIABILITIES
Officers Advances (Note #8)        $        500        $        500

   TOTAL CURRENT LIABILITIES       $        500        $        500


STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
Dec 31, 1999 - 4,000,000 shares                        $      4,000
Sept 30, 2000 - 4,000,000 shares   $      4,000

Additional paid in Capital               73,000              73,000

Accumulated deficit during
the development stage                   -56,982             -54,335
                                   ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY      $     20,018        $     22,665
                                   ------------        ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY             $     20,518        $     23,165
                                   ============        ============



The accompanying notes are an integral part of these financial statements

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS


                   3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                      Sep. 30,       Sep. 30,       Sep. 30,       Sep. 30,
                       2000           1999           2000           1999
                  -----------------------------------------------------------
REVENUE                $       0    $       0    $       0      $        0

EXPENSES
General, Selling
and Administrative     $       0    $   21,268   $   2,647      $   41,817

Total Expenses         $       0    $   21,268   $   2,647      $   41,817

Net Profit/Loss (-)    $       0    $  -21,268   $  -2,647      $  -41,817

Net Loss per share -
 Basic and diluted
 (Note #2)            $      NIL    $   -.0063   $  -.0007      $   -.0159


Weighted average
number of common
shares outstanding    4,000,000      3,391,304   4,000,000       2,623,894


The accompanying notes are an integral part of these financial statements

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS (Continued)

                                            Feb. 16,        Feb.16, 1999
                                            1999, to        (Inception)
                                            December 31,    to Sep. 30,
                                            1999            2000
REVENUE                                     $       0       $       0

EXPENSES
   General, Selling
   and Administrative                       $  54,335       $  56,982

   Total Expenses                           $  54,335       $  56,982

Net Profit/Loss (-)                         $ -54,335       $ -56,982

Net Loss per share -
Basic and diluted
(Note #2)                                   $  -.1798       $  -.0164

Weighted average
number of common
shares outstanding                          3,022,013       3,474,862


The accompanying notes are an integral part of these financial statements

                            GLOBAL SMARTCARDS INC.
                      (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Additional     Accumu-
                            Common     Stock     paid-in        lated
                            Shares     Amount    Capital        Deficit
                            --------------------------------------------
February 17,1999,
Issued for Cash           2,000,000    $  2,000  $      0

June 18, 1999
Issued from
Public Offering           1,000,000       1,000    24,000

August 26,1999,
Issued from
Public Offering           1,000,000       1,000    49,000

Net Loss year ended
February 16, 1999
(Inception) to
December 31, 1999                                               $-54,335
                         -----------------------------------------------
Balance,
December 30, 1999        4,000,000     $  4,000  $ 73,000       $-54,335

Net loss,
January 1, 2000 to
September 30, 2000                                                -2,647
                         -----------------------------------------------
Balance,
September 30, 2000       4,000,000     $  4,000  $ 73,000       $-56,982




The accompanying notes are an integral part of these financial statements

                               GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

STATEMENT OF CASH FLOWS

                      3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                         Sep. 30,       Sep. 30,      Sep. 30,       Sep. 30,
                           2000           1999         2000            1999
                      ---------------------------------------------------------
Cash Flow from
Operating Activities
Net Loss                  $      0       $ -21,268    $ -2,647       $  -41,817

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issue Common Stock
for Services                    0                0           0           +2,000

Changes in Assets
and Liabilities

Increase in current
Liabilities

Advances to Officers            0          -15,000           0          -15,000
Advances from Officers          0             +500           0             +500

Net cash used in
operating Activities      $     0        $ -35,768    $ -2,647       $  -54,317
                          -----------------------------------------------------
Cash Flows from
Investing Activities            0                0           0                0
                          -----------------------------------------------------
Cash Flows from
Financing Activities
Issuance of Common
Stock                           0          +50,000           0          +75,000
                          -----------------------------------------------------
Net increase/decrease
in cash                   $     0        $ +14,232    $ -2,647       $   20,683
                          -----------------------------------------------------
Cash,
beginning of period         5,518            6,451       8,165                0

Cash,
end of period             $ 5,518        $  20,683    $  5,518       $   20,683
                          =====================================================

The accompanying notes are an integral part of these financial statements

                            GLOBAL SMARTCARDS INC.
                         (A Development Stage Company)


STATEMENT OF CASH FLOWS (CONTINUED)

                                      Feb. 16,          Feb.16, 1999
                                      1999, to,         (Inception)
                                      December 31,      to Sep. 30,
                                      1999              2000
                                      ------------      ------------
Cash Flow from
Operating Activities
Net Loss                              $    -54,335      $    -56,982

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issue Common Stock
For Services                                +2,000            +2,000

Changes in Assets
and Liabilities

Increase in current
Liabilities

Advances to Officers                       -15,000           -15,000
Advances from Officers                        +500              +500

Net cash used in
operating Activities                  $    -66,835      $    -69,482

Cash Flows from
Investing Activities                             0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                      +75,000           +75,000

Net increase/decrease
in cash                               $      8,165      $      5,518

Cash,
beginning of period                              0                 0

Cash,
end of period                         $      8,165      $      5,518



The accompanying notes are an integral part of these financial statements

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000, and December 31, 1999

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

Cash and equivalents
--------------------
The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

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

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000, and December 31, 1999


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

Loss Per Share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock.
As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

Year End
--------
The Company has selected December 31st as its year-end.

Year 2000 Disclosure
--------------------
The year 2000 issue had no affect on this Company.

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000, and December 31, 1999

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999 is as follows:

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

Preferred Stock
---------------
GLOBAL SMARTCARDS INC. has no preferred stock.

On February 17, 1999, the company issued 2,000,000 shares for consideration of $2,000 to its directors.

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

                            GLOBAL SMARTCARDS INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                  September 30, 2000, and December 31, 1999


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


NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 8 - ADVANCES TO AND FROM OFFICERS

While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free. The Company has also advanced funds to an officer. This advance is interest free.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

In its initial operating period February 16, 1999 (date of inception) through September 30, 2000, the Company incurred a net loss of $56,982 from operations. It has yet to receive any revenues from operations.

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

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

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

The Company had a $ 56,982 loss since its inception on February 16, 1999 Through September 30, 2000. For the Third Quarter ended September 30, 2000, the Company had no expenditures. The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company maintains a cash balance of $5,518, as of September 30, 2000, in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    Global SmartCards, Inc.
                                    -----------------------
                                          (Registrant)


Dated:  November 15, 2000

By:  /s/ Georgios Polyhronopoulos
-----------------------------------------------
Georgios Polyhronopoulos, Chairman of the Board,
President and Chief Executive Officer

Dated:  November 15, 2000

By:  /s/ Larry L. Richardson
--------------------------------------------------
Larry L. Richardson, Director, Corporate Secretary