Form 10KSB
period 2000-12-31
GLOBAL SMARTCARDS INC
filed 2001-04-23
CIK 1090967

------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                   FORM 10-KSB

 [X] Annual Report Pursuant to Section 13 of 15(d) of the Securities
     Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                             GLOBAL SMARTCARDS INC.

             Nevada, USA                             86-095147
             -----------                             ---------
    (State of Other jurisdiction of            (IRS Employer ID No.)
     incorporation or organization)



                             38820 North 25th Avenue
                             Phoenix, Arizona, 85027
                    (Address of Principal Executive Offices)

                                 (702) 837-8811
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                  Common shares with $0.001 par value per share
                  ---------------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB [   ]

The Issuer's revenues for the most recent fiscal year was         NIL        .
                                                          -------------------

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2001, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on
such date, was approximately $         Nil         .
                               -------------------

The number of shares of the Registrant's Common Stock outstanding as of March 30, 2000 was 4 million (4,000,000) shares.

Documents incorporated by reference are contained in Item 13 of this Form
10-KSB.

-------------------------------------------------------------------------------

                             GLOBAL SMARTCARDS INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   PART I.....................................................................................................3

ITEM 1 - DESCRIPTION OF BUSINESS..............................................................................3

   SUMMARY....................................................................................................3

ITEM 2 - DESCRIPTION OF PROPERTY..............................................................................3

ITEM 3 - LEGAL PROCEEDINGS....................................................................................4

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...................................................4

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................4

   DIVIDENDS..................................................................................................4
   STOCK OPTIONS AND SHARE PURCHASE WARRANTS..................................................................4
   SHARE ISSUANCES FROM INCEPTION TO MARCH 30, 2001...........................................................4

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................5

ITEM 7 - FINANCIAL STATEMENTS.................................................................................6

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................6

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT....................................................................6

ITEM 10 - EXECUTIVE COMPENSATION..............................................................................6
   OPTION GRANTS IN LAST FISCAL YEAR..........................................................................7
   COMPENSATION OF DIRECTORS..................................................................................7
   EMPLOYMENT CONTRACTS.......................................................................................7

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................7

   STOCK OPTION PLAN..........................................................................................7
   PENSION PLANS..............................................................................................7

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................8

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................8

   SIGNATURES.................................................................................................8

                                       3
                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

SUMMARY

GLOBAL SMARTCARDS INC. ("Global") was incorporated under the laws of Nevada on February 16, 1999 under the name Global Smartcards Inc. The company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of Common Stock at par value of $0.001 per share and no Preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 30, 2001 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company is developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors) and support these services through its Web site, i.e., www.gscards.com. Management of company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology (See "Business of the Company"). The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards. The Global Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. The Company plans to contract with Gemplus a major worldwide provider of Smart Card solutions, for use of their technology platform. At this time, no contract has been made between the Company and Gemplus. Gemplus has developed a flexible, configurable technology engine which offers merchants a method to retain customers as compared to traditional stand alone paper card alternatives. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover.

Management believes that placing this technology into foreign resorts would enhance the Company's revenues as wholesaler volume discounts for hardware would then be made available to these customers from the Company. The Company hopes to also achieve revenues from maintenance contracts and supply of new cards.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Issuer is a party nor to the best of the knowledge of management, are any material legal proceedings contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the common shares of Global.

DIVIDENDS

Global has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Global currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon Global's financial condition, operating results, capital requirements, applicable contractual restrictions and other factors as the board of directors deems relevant.

STOCK OPTIONS AND SHARE PURCHASE WARRANTS

There are no outstanding stock options or share purchase warrants to purchase securities of the Company.

SHARE ISSUANCES FROM INCEPTION TO MARCH 30, 2001

A total of two million (2,000,000) shares of the Company's common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26, 1999, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation D promulgated thereunder. The Company sold to six
6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 30, 2001, the Company had 4,000,000 million shares of its $0.001 par value common voting stock issued and outstanding.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management discussion and analysis of financial condition and results of operations for the period from inception (February 16, 1999) to December 31, 2000.

An original stock offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 30, 2001, the Company has four million shares (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-four (34) shareholders, including the three founding shareholders, of record.

If the Company cannot generate sufficient revenues or raise money in the next 12 months, it is most likely the company will not be able to stay in business. Global SmartCards, Inc. is a developmental stage company. The Company does not anticipate any revenues until it can identify and sell customers its products.

The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of administration and operating costs. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company.

Management believes that the Company's future growth and success will depend on its ability to find customers for its Smart Card products, and their ability to develop a Web site to support their services. The Company expects to continually evaluate its potential products to determine what additional products or enhancements are required by the marketplace. The Company does not plan to develop products internally, but find suppliers who would be willing to sell, market or license their products through the Company. This can help avoid the time and expense involved in developing actual products. The Company has yet to incur any research and development costs and the only research and development the Company plans to incur is in respect to finding suitable products which offer the Company potential for revenues and profits.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment. Any computer equipment to be utilized is equipment owned by the Officers of the Company.


ITEM 7 - FINANCIAL STATEMENTS

                             GLOBAL SMARTCARDS INC.
             CONSOLIDATED FINANCIAL STATEMENTS FOR DECEMBER 31, 2000

                                Table of Contents

                                                                                              Page No.
                                                                                              --------
Independent Auditor's Report ....................................................................F-1

Financial Statements:
         Consolidated Balance Sheet..............................................................F-2
         Consolidated Statement of Operations....................................................F-3
         Consolidated Statement of Changes in Stockholders' Equity...............................F-4
         Consolidated Statement of Cash Flows....................................................F-5
         Notes to Consolidated Financial Statements..............................................F-6

Independent Auditor's Report dated May 19, 2000.................................................F-10

Financial Statements:
         Consolidated Balance Sheet.............................................................F-11
         Consolidated Statement of Liabilities and Stockholders' Equity.........................F-12
         Consolidated Statement of Operations...................................................F-13
         Consolidated Statement of Changes in Stockholders' Equity..............................F-14
         Consolidated Statement of Cash Flows...................................................F-15
         Notes to Consolidated Financial Statements.............................................F-16

[MOORE STEPHENS ELLIS FOSTER LTD. LETTERHEAD]
    CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

We have audited the balance sheet of GLOBAL SMARTCARDS INC. ("the Company") (a development stage enterprise) as at December 31, 2000 and the related statements of stockholders' equity, operations and cash flows and the cumulative data for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and cash flows and the cumulative data for the year then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt as to its ability to continue as a going concern. Management's plan in regard to these matters is described in
Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 1999 and the related statements of stockholders' equity, operations and cash flows from February 16, 1999 (inception) to December 31, 1999 were audited by another auditor who expressed an opinion without reservation in his issued report dated May 19, 2000. We did not audit the cumulative data from February 16, 1999 (inception) to December 31, 1999 in the statements of stockholders' equity, operations and cash flows, which were audited by another auditor whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from February 16, 1999 (inception) to December 31, 1999 is based solely on the report of the former auditor.


Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
March 16, 2001                                       Chartered Accountants

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Balance Sheet
(EXPRESSED IN U.S. DOLLARS)

                                                                      December 31        December 31
                                                                             2000               1999
                                                                      -----------        -----------
ASSETS

CURRENT
  Cash and cash equivalents                                            $    5,018        $    8,165
  Loan to a director                                                       15,000            15,000
                                                                      -----------        ----------
TOTAL ASSETS                                                           $   20,018        $   23,165
                                                                      ===========        ==========
LIABILITIES

CURRENT
  Accounts payable                                                     $    1,500        $      500
                                                                      -----------        ----------
TOTAL LIABILITIES                                                           1,500               500
                                                                      -----------        ----------
STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    25,000,000 common shares, par value $0.001
  Issued:
    4,000,000 common shares                                                 4,000             4,000

ADDITIONAL PAID-IN CAPITAL                                                 73,000            73,000

ACCUMULATED (DEFICIT) DURING THE DEVELOPMENT STAGE                        (58,482)          (54,335)
                                                                      -----------        ----------
STOCKHOLDERS' EQUITY                                                       18,518            22,665
                                                                      -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   20,018        $   23,165
                                                                      ===========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Statement of Operations
(EXPRESSED IN U.S. DOLLARS)

                                                             Cumulative from
                                                                February 16                  Year           February 16
                                                            1999 (inception)                Ended               1999 to
                                                              to December 31          December 31           December 31
                                                                        2000                 2000                  1999
                                                            ----------------          -----------           -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                                      $   58,482           $    4,147            $   54,335
                                                                  ----------           ----------            ----------
NET (LOSS) FOR THE PERIOD                                         $  (58,482)          $   (4,147)           $  (54,335)
                                                                  ==========           ==========            ==========
(LOSS) PER SHARE                                                  $        -           $   (0.001)           $   (0.018)
                                                                  ----------           ----------            ----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                                    4,000,000             3,022,013
                                                                  ----------           ----------            ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Statement of Stockholders' Equity
February 16, 1999 (inception) to December 31, 2000
(EXPRESSED IN U.S. DOLLARS)

                                                                                                        Deficit
                                                                                                    accumulated
                                              Common Stock           Additional                          during             Total
                                          ---------------------        paid-in    Comprehensive     development     stockholders'
                                          Shares     Par amount        capital     income (loss)          stage            equity
                                          ------     ----------      ---------    --------------    -----------     -------------
February 17, 1999:
  Issued for cash                        2,000,000   $   2,000     $        -      $        -        $         -        $   2,000

June 18, 1999: issued for
  cash from public offering              1,000,000       1,000         24,000               -                  -           25,000

August 26, 1999: issued for
  cash from public offering              1,000,000       1,000         49,000               -                  -           50,000

Comprehensive (loss)
  Net (loss) for the period                      -           -              -         (54,335)           (54,335)         (54,335)
                                         ---------   ---------     ----------     -----------        -----------        ---------
Comprehensive (loss)                                                                  (54,335)
                                                                                  ===========
BALANCE,
  December 31, 1999                      4,000,000       4,000         73,000               -            (54,335)          22,665

Comprehensive (loss)
  Net (loss) for the year                        -           -              -          (4,147)            (4,147)          (4,147)
                                         ---------   ---------     ----------     -----------        -----------        ---------
Comprehensive (loss)                                                                   (4,147)
                                                                                  ===========
BALANCE,
  December 31, 2000                      4,000,000   $   4,000     $   73,000                         $  (58,482)       $  18,518
                                         =========   =========     ==========                        ===========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Statement of Cash Flows
(EXPRESSED IN U.S. DOLLARS)

                                                   Cumulative from
                                                       February 16                  Year          February 16
                                                  1999 (inception)                 Ended              1999 to
                                                    to December 31           December 31          December 31
                                                              2000                  2000                 1999
                                                  ----------------           -----------          -----------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
   Net (loss) for the period                          $   (58,482)          $    (4,147)         $   (54,335)
   Changes in assets and liabilities
    - advances to a director                              (15,000)                    -              (15,000)
    - accounts payable                                      1,500                 1,000                  500
                                                      -----------           -----------          -----------
                                                          (71,982)               (3,147)             (68,835)
                                                      -----------           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   77,000                     -               77,000
                                                      -----------           -----------          -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      5,018               (3,147)                8,165

CASH AND CASH EQUIVALENTS,
  beginning of period                                           -                 8,165                    -
                                                      -----------           -----------          -----------
CASH AND CASH EQUIVALENTS,
  end of period                                       $     5,018           $     5,018          $     8,165
                                                      ===========           ===========          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Notes to Financial Statements
December 31, 2000 and 1999
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company currently has no operations and in accordance with SFAS #7, it is considered a development company.

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a)  Accounting Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         (b)  Cash Equivalents

              Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2000 and December 31, 1999, there were no cash equivalents.

         (c)  Concentration of Credit Risk

              The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2000 and 1999, the Company has no funds placed in a bank beyond insured limits.

         (d)  Advertising Expenses

              The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2000 and December 31, 1999.

         (e)  Foreign Currency Transactions

              The Company maintains its accounting records in U.S. dollars.

              At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Notes to Financial Statements
December 31, 2000 and 1999
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES   (continued)

         (f)  Fair Value of Financial Instruments

              The carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, and amount advanced to a director. Fair value of these financial instruments approximates its carrying values since they are short term in nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

         (g)  Income Taxes

              The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         (h)  Loss Per Share

              Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2000 and 1999, the Company has no dilutive common stock equivalents such as stock options.

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Notes to Financial Statements
December 31, 2000 and 1999
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES   (continued)

         (i)  Accounting for Derivative Instruments and Hedging Activities

              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
              (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

              Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

         (j)  Accounting on Cost of Start-up Activities

              In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard has no material effect on the financial statements.

GLOBAL SMARTCARDS INC.
(A development stage enterprise)

Notes to Financial Statements
December 31, 2000 and 1999
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------
3.       INCOME TAXES

         (a) The Company has estimated net losses for tax purposes to December 31, 2000, totalling approximately $58,500, which may be applied against future taxable income until 2014. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2000 and 1999. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

         (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                     2000           1999
                                                     ----           ----

              Tax loss carryforwards               $19,900        $18,500
              Valuation allowance                  (19,900)       (18,500)
                                                   -------        -------
                                                   $     -        $     -
                                                   =======        =======

4.       RELATED PARTY TRANSACTIONS

         Advances to a director are unsecured and non-interest bearing.

5.       CONTINUANCE OF OPERATIONS

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company.

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant

1582 TULITA DRIVE                                         OFFICE (702) 261-8414
LAS VEGAS, NEVADA  89123                                 FAX NO. (702) 896-0278


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors                                                 May 19, 2000
GLOBAL SMARTCARDS INC.
San Diego, California

         I have audited the accompanying balance sheets of GLOBAL SMARTCARDS INC. (A Development Stage Company), as at March 31, 2000 and December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the periods February 16, 1999 (inception), to December 31, 1999 and January 1, 2000, to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL SMARTCARDS INC. (A Development Stage Company), as of March 31, 2000 and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the periods February 16, 1999 (inception), to December 31, 1999 and January 1, 2000, to March 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry L. Friedman
------------------------------------
Barry L. Friedman
Certified Public Accountant





NOTE: This is a copy of the independent auditors' report issued by Mr. Barry L. Friedman, Certified Public Accountant to the Board of Directors of Global Smartcards Inc. on May 19, 2000. Mr. Barry L. Friedman has discontinued performing auditing and accounting services due to his death.

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                         MARCH      DECEMBER
                                        31, 2000    31, 1999
                                        --------    --------
CURRENT ASSETS
     Cash                               $  7,208    $  8,165
     Loans to Officers                    15,000      15,000
                                        --------    --------
TOTAL CURRENT ASSETS                    $ 22,208    $ 23,165
                                        --------    --------
OTHER ASSETS                            $      0    $      0
                                        ========    ========
TOTAL OTHER ASSETS                      $      0    $      0
                                        ========    ========
TOTAL ASSETS                            $ 22,208    $ 23,165
                                        ========    ========












    The accompanying notes are an integral part of these financial statements

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  MARCH         DECEMBER
                                                 31, 2000       31, 1999
                                                ---------      ---------
CURRENT LIABILITIES
     Officers' Advances (Note #8)               $     500      $     500
                                                ---------      ---------
     TOTAL CURRENT LIABILITIES                  $     500      $     500
                                                ---------      ---------
STOCKHOLDERS' EQUITY (Note #4)

     Common stock
     Par value $0.001
     Authorized 25,000,000 shares
     Issued and outstanding at

     December 31, 1999 -
     4,000,000 shares                                          $   4,000

     March 31, 2000  -
     4,000,000 shares                           $   4,000

     Additional Paid-In Capital                    73,000         73,000

     Deficit accumulated during
     The development stage                        -55,292        -54,335
                                                ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                      $  21,708      $  22,665
                                                ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $  21,708      $  23,165
                                                =========      =========




    The accompanying notes are an integral part of these financial statements

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                   JAN. 1          FEB. 16,         FEB.16,  1999
                                  2000, TO         1999, TO          (INCEPTION)
                                   MAR. 31,        DEC. 31,          TO MAR. 31,
                                     2000            1999               2000
                                 -----------     ------------       ------------
INCOME
     Revenue                     $         0     $          0       $          0
                                 -----------     ------------       ------------
EXPENSES
     General, Selling and
     Administrative              $       957     $     54,335       $     55,292
                                 -----------     ------------       ------------
     TOTAL EXPENSES              $       957     $     54,335       $     55,292
                                 -----------     ------------       ------------
NET PROFIT/LOSS (-)              $      -957     $    -54,335       $    -55,292
                                 -----------     ------------       ------------
Net Profit/Loss(-)
 Basic &  dilitive
(Note #2)                        $    -.0002     $     -.1798       $     -.1707
                                 -----------     ------------       ------------
Weighted average
Number of common
shares outstanding                 4,000,000        3,022,013          3,239,609
                                 -----------     ------------       ------------











    The accompanying notes are an integral part of these financial statements

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   Additional        Accumu-
                                       Common         Stock         paid-in           lated
                                       Shares         Amount        Capital          Deficit
                                     ---------     ----------     ----------      -----------
February 17, 1999
Issued for cash                      2,000,000     $    2,000     $        0

June 18, 1999
Issued from Public Offering          1,000,000          1,000         24,000

August 26, 1999
Issued from Public Offering          1,000,000          1,000         49,000

Net loss year ended
February 16, 1999
(Inception) to
December 31, 1999                                                                 $   -54,335
                                     ---------     ----------     ----------      -----------
Balance,
December 31, 1999                    4,000,000     $    4,000     $   73,000      $   -54,335

Net loss,
January 1, 2000 to
March 31, 2000                                                                           -957
                                     ---------     ----------     ----------      -----------
Balance,
March 31, 2000                       4,000,000     $    4,000     $   73,000      $   -55,292
                                     ---------     ----------     ----------      -----------













    The accompanying notes are an integral part of these financial statements

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                      JAN. 1         FEB. 16,    FEB.16, 1999
                                      2000, TO       1999, TO    (INCEPTION)
                                      MAR. 31,       DEC. 31,    TO MAR. 31,
                                       2000           1999          2000
                                     ---------     ----------   -----------
Cash Flows from
Operating Activities

     Net Loss                        $    -957     $  -54,335   $   -55,292

     Adjustment to
     Reconcile net loss
     To net cash provided
     by operating
     Activities

Changes in assets and
Liabilities

     Loans to Officers                       0        -15,000       -15,000
     Officers' Advances                      0           +500          +500
                                     ---------     ----------   -----------
Net cash used in
Operating activities                 $    -957     $  -68,835   $   -69,792

Cash Flows from
Investing Activities                         0              0             0

Cash Flows from
Financing Activities

     Issuance of Common
     Stock for Cash                          0        +77,000       +77,000
                                     ---------     ----------   -----------
Net Increase (decrease)              $    -957     $    8,165         7,208

Cash,
Beginning of period                     +8,165              0             0
                                     ---------     ----------   -----------

Cash, End of Period                  $   7,208     $    8,165   $     7,208
                                     ---------     ----------   -----------

    The accompanying notes are an integral part of these financial statements

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized February 16, 1999, under the laws of the State of Nevada as GLOBAL SMARTCARDS INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

                  The Company records income and expenses on the accrual method.

         Estimates

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

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      March 31, 2000, and December 31, 1999

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

         Year End

                 The Company has selected December 31st as its year-end.

         Year 2000 Disclosure

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

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      March 31, 2000, and December 31, 1999

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

                             GLOBAL SMARTCARDS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      March 31, 2000, and December 31, 1999

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

To Whom It May Concern:                                             May 19, 2000

         The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of May 19, 2000, on the Financial Statements of GLOBAL SMARTCARDS INC., as of March 31, 2000, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.




Very truly yours,



---------------------------
Barry L. Friedman
Certified Public Accountant

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



                 NAME                      AGE                                 POSITION
                 ----                      ---                                 --------

 Georgios Polyhronopoulos                   41      President, Chief Executive Officer and Director
 Larry L. Richardson                        53      Secretary, Chief Technology Officer and Director


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to Mr. Georgios Polyhronopoulos, Global's current President and Chief Executive Officer during the fiscal years ended December 31, 1999 and 2000.

                                       7

                                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                               -----------------------------    ---------------------------------------------------
                                                                                 AWARDS                   PAYOUTS
                                                                ---------------------------------------  ----------
                                                                              SECURITIES  RESTRICTED
                                                                   OTHER        UNDER      SHARES OR
                                YEAR                               ANNUAL      OPTIONS    RESTRICTED       LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION    ENDING      SALARY     BONUS     COMPENSATION   GRANTED    SHARE UNITS     PAYOUTS    COMPENSATION
-----------------------------  -------     -------    -----     ------------  ----------  ------------    --------   -------------
Georgios Polyhronopoulos         2000        Nil        Nil          Nil          Nil          Nil           Nil          Nil
                                 1999      $12,000      Nil          Nil          Nil          Nil           Nil          Nil


OPTION GRANTS IN LAST FISCAL YEAR

No options were granted in fiscal 2000.

COMPENSATION OF DIRECTORS

None of the Directors receive Director's fees.

EMPLOYMENT CONTRACTS

Global does not currently have any employment agreements sin effect.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2000 information with respect to the beneficial ownership by each person who is known to Global to be the beneficial owner of more than 5% of Global's common shares, by each director and executive officer and by all executive officers and directors as a group. All persons named below have sole voting and investment power over their shares except as otherwise noted. Global's common stock is the only class of voting securities outstanding.

                                                                    COMMON SHARES
                                                                 BENEFICIALLY OWNED         PERCENTAGE OF
NAME MUNICIPALITY OF RESIDENCE AND OFFICE HELD                 DIRECTLY OR INDIRECTLY       COMMON SHARES
----------------------------------------------                 ----------------------       -------------
  George Polyhronopoulos, Phoenix, AZ., Chairman, CEO,                1,500,000                 37.5%
  Director

  Larry Richardson, Albuquerque, NM., Secretary, Director,             250,000                  6.25%
  Chief Technology Officer

  Stephen Antol, Paradise Valley, AZ.,                                 250,000                  6.25%

  All Officers and Directors as a Group                               1,750,000                43.75%

STOCK OPTION PLAN

Global does not have a stock option plan.

PENSION PLANS

Global does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the fourth quarter of the period covered by this Form 10KSB.

        EXHIBIT                                               DESCRIPTION
        -------                                               -----------
        None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL SMARTCARDS INC.

                                   Per:
                                        /s/ George Polyhronopoulos
                                        -------------------------------------
                                        George Polyhronopoulos
                                        President and Director

                                        Dated:  April 18, 2001


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                   Signatures:

                                   /s/ George Polyhronopoulos
                                   ----------------------------------------
                                   George Polyhronopoulos
                                   President and Director

                                   /s/ Larry Richardson
                                   ----------------------------------------
                                   Larry Richardson
                                   Secretary and Director


                                   Dated:  April 18, 2001