Form 10QSB
period 2001-03-01
GLOBAL SMARTCARDS INC
filed 2001-05-15
CIK 1090967

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                   000-28025
                            (Commission File Number)


                             GLOBAL SMARTCARDS INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                          86-095147
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

38820 N 25TH AVENUE, PHOENIX, ARIZONA                           85027
(Address of principal executive offices)                      (ZIP Code)

                                 (702) 837-8811
          (Issuer's Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    As of MARCH 31, 2001 the Registrant had 4,000,000 shares of common stock,
                                $0.001 par value.

Transitional Small Business Disclosure Format (check one):

                      Yes                  No    X
                          -------             -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                      INDEX

Part I.   Financial Information:

          Item 1. - Balance Sheet -
                    March 31, 2001(unaudited) and December 31, 2000............3

                  - Statement of Operations (unaudited) -
                    Three Months Ended March 31, 2001 and
                    2000, and Period from Inception
                    (February 16, 1999) to March 31, 2001......................4

                  - Statement of Cash Flows (unaudited) -
                    Three Months Ended March 31, 2001 and
                    2000, and Period from Inception
                   (February  16, 1999) to March 31, 2001......................5

                  - Statement of Shareholders' Equity (unaudited) -
                    Inception (February 16, 1999) Through
                    March 31, 2001.............................................6

                  - Notes to Financial Statements..............................7

          Item 2. - Management's Discussion and Analysis or
                    Plan of Operations.........................................8


Part II.  Other Information:

          Item 1. - Legal Proceedings.........................................10

          Item 2. - Changes in Securities.....................................10

          Item 3. - Defaults Upon Senior Securities...........................10

          Item 4. - Submission of Matters to a Vote of Security Holders.......10

          Item 5. - Other Information.........................................10

          Item 6. - Exhibits and Reports on Form 8-K..........................10

Signature.....................................................................11

                             GLOBAL SMARTCARDS INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                               MARCH 31,                   DECEMBER 31,
                                                                                 2001                          2000
                                                                                   $                             $
                                                                              (UNAUDITED)                   (AUDITED)
                                   A S S E T S
CURRENT ASSETS

   Cash and cash equivalents                                                      4,017                        5,018
   Due from the President                                                        15,000                       15,000
                                                                             -----------                  -----------
TOTAL ASSETS                                                                     19,017                       20,018
                                                                             ===========                  ===========

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES

   Accounts payable                                                               6,886                        1,500
                                                                             -----------                  -----------
TOTAL  LIABILITIES                                                                6,886                        1,500
                                                                             -----------                  -----------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                                  4,000                        4,000
   Additional paid-in capital                                                    73,000                       73,000
   (Deficit) accumulated during the development stage                           (64,869)                     (58,482)
                                                                             -----------                  -----------
                                                                                 12,131                       18,518
                                                                             -----------                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       19,017                       20,018
                                                                             ===========                  ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GLOBAL SMARTCARDS INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS            THREE MONTHS
                                                            ENDED                   ENDED                 INCEPTION TO
                                                          MARCH 31,               MARCH 31,                 MARCH 31,
                                                             2001                    2000                     2001
                                                              $                       $                         $
OPERATING EXPENSES

        General and administrative                              6,387                     957                   64,869
                                                         -------------          --------------           --------------
NET (LOSS) FOR THE PERIOD                                      (6,387)                   (957)                 (64,869)
                                                         =============          ==============           ==============
NET (LOSS) PER COMMON SHARE - BASIC
   AND DILUTED                                               $(0.0016)               $(0.0002)                $(0.0181)
                                                         =============          ==============           ==============
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                                      4,000,000               4,000,000                3,588,235
                                                         =============          ==============           ==============







  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GLOBAL SMARTCARDS INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                             THREE MONTHS            THREE MONTHS
                                                                 ENDED                   ENDED               INCEPTION TO
                                                               MARCH 31,               MARCH 31,               MARCH 31,
                                                                 2001                    2001                    2001
                                                                   $                       $                       $
CASH FLOWS FROM OPERATING ACTIVITIES

        Net (loss) for the period                                 (6,387)                   (957)                (64,869)
        Adjustments to reconcile net (loss) to
             net cash (used) by operating activities
        Changes in assets and liabilities
             Increase in accounts payable                          5,386                     -                     6,886
             Increase in due from the President                      -                       -                   (15,000)
                                                             ------------            ------------            ------------
        Net cash (used) by operating activities                   (1,001)                   (957)                (72,983)
                                                             ------------            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from sale of common shares                          -                       -                    77,000
                                                             ------------            ------------            ------------
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                          (1,001)                    957                   4,017

CASH AND CASH EQUIVALENTS - BEGINNING
        OF PERIOD                                                  5,018                   8,165                     -
                                                             ------------            ------------            ------------
CASH AND CASH EQUIVALENTS - END
        OF PERIOD                                                  4,017                   7,208                   4,017
                                                             ============            ============            ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GLOBAL SMARTCARDS INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                                                      (DEFICIT)
                                                         COMMON STOCK                                                ACCUMULATED
                                         --------------------------------------------                                 DURING THE
                                                                                           ADDITIONAL PAID-          DEVELOPMENTAL
                                                SHARES                   AMOUNT               IN CAPITAL                 STAGE
                                         --------------------      ------------------      -----------------       ---------------

Inception, February, 1999
Issued for cash                                2,000,000           $       2,000           $         -             $         -

February, 1999
Issued from Public Offering                    1,000,000                   1,000                  24,000                     -

August , 1999
Issued from Public Offering                    1,000,000                   1,000                  49,000                     -

Net (loss) for the period                            -                       -                       -                   (54,335)
                                            --------------         ---------------         ---------------         ----------------
Balance, December 31, 1999                     4,000,000                   4,000                  73,000                 (54,335)

Net (loss) for the year                              -                       -                       -                    (4,147)
                                            --------------         ---------------         ---------------         ----------------
Balance, December 31, 2000                     4,000,000                   4,000                  73,000                 (58,482)

Net (loss) for the period                            -                       -                       -                    (6,387)
                                            --------------         ---------------         ---------------         ----------------
Balance, March 31, 2001                        4,000,000           $       4,000           $      73,000           $     (64,869)
                                            ==============         ===============         ===============         ================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



The accompanying interim financial statements of Global Smartcards Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2000.

NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company currently has no operations and in accordance with SFAS No.7, it is considered a development company.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operation costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company.

SUBSEQUENT EVENT

Subsequent to March 31, 2001, the Company was repaid $15,000 which was previously advanced to the President of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND& ANALYSIS OR PLAN OF OPERATION

SUMMARY

Global Smartcards Inc. (The "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of common stock at par value of $0.001 per share and no preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 30, 2001 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.

DESCRIPTION OF PROPERTY

The Company is a developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos. Management of the Company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology. The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards. The Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. The
Company plans to contract with Gemplus Inc. ("Gemplus"), a major worldwide provider of Smart Card solutions, for use of their technology platform. At this time, no contract has been made between the Company and Gemplus. Gemplus has developed a flexible, configurable technology engine which offers merchants a method to retain customers as compared to traditional stand alone paper card alternatives. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover.

Management believes that placing this technology into foreign resorts would enhance the Company's revenues as wholesaler volume discounts for hardware would then be made available to these customers from the Company. The Company hopes to also achieve revenues from maintenance contracts and supply of new cards.

OPERATIONS AND LIQUIDITY

During the three months ended March 31, 2001, the Company incurred $6,387 for general and administrative expenses, an increase of $5,430 from $957 reported for the comparable period in 2000. Expenses incurred in 2001 comprised of $3,800 for audit fees, $1,000 consulting fees paid to the President of the Company, $41,476 for corporate filings and $111 for office and miscellaneous expenses.

At March 31, 2001, the Company had a working capital of $12,131. The Company has no operating revenue and has, to date, raised funds from the sale of its equity.

If the Company cannot generate sufficient revenues or raise money in the next 12 months, it is most likely the Company will not be able to stay in business. The Company is a developmental stage company. The Company does not anticipate any revenues until it can identify and sell customers its products. Subsequent to March 31, 2001, the President of the Company repaid the $15,000 which was previously advanced by the Company.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            There are no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any legal proceedings contemplated.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits:   None


            (b)    Reports on Form 8-K:   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GLOBAL SMARTCARDS INC.



Date:   May 11, 2001                   By:   /S/  GEORGE POLYRHONOPOULOS
                                           -------------------------------------
                                           George Polyrhonopoulos,
                                           President and Director