Form 10QSB
period 2001-07-31
GLOBAL SMARTCARDS INC
filed 2001-09-28
CIK 1090967

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 2001
                                                -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            For the transition period from __________ to ___________


                                   000-28025
                            ------------------------
                            (Commission File Number)


                             Global Smartcards Inc.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


Nevada                                                     86-095147
------------------                                      -------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

38820 N 25th Avenue, Phoenix, Arizona                        85027
---------------------------------------                    ---------
(Address of principal executive offices)                  (ZIP Code)

                                 (480) 329-1336
                             ----------------------
                           (Issuer's telephone number)

                                       N/A
                                     ------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                             No
                    -------                              -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2001 the Registrant had 4,000,000 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

               Yes                                   No     X
                    -------                              -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001



                                      INDEX

Part I.     Financial Information:

            Item 1.  -  Balance Sheet -
                        June 30, 2001(unaudited) and December 31, 2000........ 3

                     -  Statement of Operations (unaudited) -
                        Six Months and Three Months Ended June 30, 2001
                           and 2000, and Period from Inception
                           (February 16, 1999) to June 30, 2001............... 4

                     -  Statement of Cash Flows (unaudited) -
                        Six Months and Three Months Ended June 30, 2001
                           and 2000, and Period from Inception
                           (February 16, 1999) to June 30, 2001............... 5

                     -  Statement of Shareholders' Equity (unaudited) -
                        Inception (February 16, 1999)Through June 30, 2001.... 6

                     -  Notes to Financial Statements..........................7

            Item 2.  -  Management's Discussion and Analysis or
                        Plan of Operation.....................................8


Part II.    Other Information:

            Item 1.  -  Legal Proceedings.....................................10

            Item 2.  -  Changes in Securities.................................10

            Item 3.  -  Defaults Upon Senior Securities.......................10

            Item 4.  -  Submission of Matters to a Vote of Security Holders...10

            Item 5.  -  Other Information.....................................10

            Item 6.  -  Exhibits and Reports on Form 8-K......................10

Signature.....................................................................11

                             GLOBAL SMARTCARDS INC.
                                  BALANCE SHEET
                                   (Unaudited)




                                                                                          June 30,       December 31,
                                                                                            2001             2000
                                                                                              $                $
                                                                                         (Unaudited)       (Audited)
                                   A S S E T S

CURRENT ASSETS
   Cash and cash equivalents                                                                    4,543            5,018
   Due from the President                                                                           -           15,000
                                                                                         -------------    -------------
TOTAL ASSETS                                                                                    4,543           20,018
                                                                                         =============    =============

      L I A B I L I T I E S   &   S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
   Accounts payable                                                                                 -            1,500
                                                                                         -------------    -------------
TOTAL LIABILITIES                                                                                   -            1,500
                                                                                         -------------    -------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                                                4,000            4,000
   Additional paid-in capital                                                                  73,000           73,000
  (Deficit) accumulated during the development stage                                          (72,457)         (58,482)
                                                                                                4,543           18,518
                                                                                         -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      4,543           20,018
                                                                                         =============    =============





   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                         Three Months Ended June 30        Six Months Ended June 30       Inception to
                                         ---------------------------      ---------------------------        June 30,
                                             2001           2000              2001           2000              2001
                                               $              $                 $              $                 $

OPERATING EXPENSES
   General and administrative                  7,588         1,690             13,975          2,647            72,457
                                        -------------  ------------      -------------   ------------     -------------
NET (LOSS) FOR THE PERIOD                     (7,588)       (1,690)           (13,975)        (2,647)          (72,457)
                                        =============  ============      =============   ============     =============
NET (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                         (0.0019)      (0.0004)           (0.0035)       (0.0007)          (0.0200)
                                        =============  ============      =============   ============     =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                       4,000,000     4,000,000          4,000,000      4,000,000         3,631,579
                                        =============  ============      =============   ============     =============



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                   Three Months Ended June 30        Six Months Ended June 30       Inception to
                                                   ---------------------------      ---------------------------        June 30,
                                                       2001           2000              2001           2000              2001
                                                         $              $                 $              $                 $


CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) for the period                          (7,588)        (1,690)          (13,975)       (2,647)           (72,457)
    Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
    Changes in assets and liabilities
         Decrease in accounts payable                  (6,886)             -            (1,500)            -                  -
         Repayment of due from the President           15,000              -            15,000             -                  -
                                                --------------  -------------      ------------  -------------      ------------
    Net cash (used) by operating activities               526         (1,690)             (475)       (2,647)           (72,457)
                                                --------------  -------------      ------------  -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common shares                     -              -                 -             -             77,000
                                                --------------  -------------      ------------  -------------      ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                  526         (1,690)             (475)       (2,647)             4,543

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         4,017          7,208             5,018         8,165                  -
                                                --------------  -------------      ------------  -------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               4,543          5,518             4,543         5,518              4,543
                                                ==============  =============      ============  =============      ============




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                (Deficit)
                                                                                               Accumulated
                                                                                                During the
                                                                            Additional         Developmental
                                              Common Stock                Paid-In Capital          Stage
                                    ---------------------------------     ---------------     ---------------
                                        Shares             Amount
                                    ---------------    --------------

Inception, February, 1999
Issued for cash                           2,000,000      $      2,000         $         -        $          -

February, 1999
Issued from Public Offering               1,000,000             1,000              24,000                   -

August , 1999
Issued from Public Offering               1,000,000             1,000              49,000                   -

Net (loss) for the period                         -                 -                   -             (54,335)
                                     ---------------    --------------     ---------------     ---------------
Balance, December 31, 1999                4,000,000             4,000              73,000             (54,335)

Net (loss) for the year                           -                 -                   -              (4,147)
                                     ---------------    --------------     ---------------     ---------------
Balance, December 31, 2000                4,000,000             4,000              73,000             (58,482)

Net (loss) for the period                         -                 -                   -             (13,975)
                                     ---------------    --------------     ---------------     ---------------
Balance, June 30, 2001                    4,000,000      $      4,000       $      73,000       $     (72,457)
                                     ===============    ==============     ===============     ===============



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



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

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Operations and Liquidity

During the six months ended June 30, 2001, the Company incurred $13,975 for general and administrative expenses, an increase of $11,328 from $2,647 reported for the comparable period in 2000. Expenses incurred in 2001 comprised of $3,800 for audit fees, $7,000 consulting fees paid to the President of the Company, and $3,175 for office and miscellaneous expenses.

At June 30, 2001, the Company had a working capital of $4,543. The Company has no operating revenue and has, to date, raised funds from the sale of its equity. During the six months ended June 30, 2001, the President of the Company repaid the $15,000 which was previously advanced by the Company.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



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

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any legal proceedings contemplated.

Item 2.    Changes of Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:   None

           (b)    Reports on Form 8-K:   None.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GLOBAL SMARTCARDS INC.



Date:   July 25, 2001            By:   /s/  George Polyrhonopoulos
                                      -----------------------------------------
                                      George Polyrhonopoulos,
                                      President and Director