Form 10QSB
period 2001-11-14
GLOBAL SMARTCARDS INC
filed 2001-11-15
CIK 1090967

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                    000-28025
                                   -----------
                            (Commission File Number)


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

                                 (480) 329-1336
                                ----------------
          (Issuer's Registrant's telephone number, including area code)

                                      N/A
                                     -----
                    (Former name, former address and former
                   fiscal year, if changed since last report)


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

As of September 30 , 2001 the Registrant had 4,000,000 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

               Yes                                   No     X
                    -------                              -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                      INDEX

Part I.   Financial Information:

          Item 1.  -  Balance Sheets -
                      September 30, 2001(unaudited)
                      and December 31, 2000....................................3

                   -  Statements of Operations (unaudited) -
                      Nine Months and Three Months Ended September 30, 2001
                      and 2000, and Period from Inception (February 16,
                      1999) to September 30, 2001..............................4

                   -  Statements of Cash Flows (unaudited) -
                      Nine Months and Three Months Ended September 30, 2001
                      and 2000, and Period from Inception (February  16,
                      1999) to September 30, 2001..............................5

                   -  Statements of Shareholders' Equity (unaudited) -
                      Inception (February 16, 1999)
                      Through September 30, 2001...............................6

                   -  Notes to Financial Statements............................7

          Item 2.  -  Management's Discussion and Analysis or
                      Plan of Operations.......................................8


Part II.  Other Information:

          Item 1.  -  Legal Proceedings.......................................10

          Item 2.  -  Changes in Securities...................................10

          Item 3.  -  Defaults Upon Senior Securities.........................10

          Item 4.  -  Submission of Matters to a Vote of Security Holders.....10

          Item 5.  -  Other Information.......................................10

          Item 6.  -  Exhibits and Reports on Form 8-K........................10

                      Signature...............................................11

                             GLOBAL SMARTCARDS INC.
                                 BALANCE SHEETS




                                                                                        September 30,    December 31,
                                                                                            2001             2000
                                                                                              $                $
                                                                                         (Unaudited)       (Audited)
                                   A S S E T S
CURRENT ASSETS

   Cash and cash equivalents                                                                    4,562            5,018
   Due from the President                                                                           -           15,000
                                                                                        -------------    -------------
TOTAL ASSETS                                                                                    4,562           20,018
                                                                                        =============    =============

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
   Accounts payable                                                                             2,121            1,500
                                                                                        -------------    -------------
TOTAL  LIABILITIES                                                                              2,121            1,500
                                                                                        -------------    -------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                                                4,000            4,000
   Additional paid-in capital                                                                  73,000           73,000
  (Deficit) accumulated during the development stage                                          (74,559)         (58,482)
                                                                                                2,441           18,518
                                                                                        -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      4,562           20,018
                                                                                        =============    =============





   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended            Nine Months Ended       Inception to
                                                      September 30,                 September 30,         September 30,
                                               ----------------------------  ---------------------------  ------------
                                                    2001          2000           2001          2000           2001
                                                     $              $             $              $             $

OPERATING EXPENSES
     General and administrative                       2,102             -        16,077          2,647        74,559
                                               ------------   -----------    ----------    -----------    ----------
NET (LOSS) FOR THE PERIOD                            (2,102)            -       (16,077)        (2,647)      (74,559)
                                               ============   ===========    ==========    ===========    ==========
NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (0.0005)      (0.0000)       (0.0040)      (0.0007)       (0.0203)
                                               ============   ===========    ==========    ===========    ==========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
      - BASIC AND DILUTED                         4,000,000     4,000,000     4,000,000      4,000,000     3,666,667
                                               ============   ===========    ==========    ===========    ==========





   The accompanying notes are an integral part of these inancial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Three Months Ended            Nine Months Ended       Inception to
                                                        September 30,                September 30,         September 30,
                                                 ---------------------------  ---------------------------  -------------
                                                     2001           2000          2001           2000          2001
                                                       $             $              $             $              $

CASH FLOWS FROM OPERATING
     ACTIVITIES
    Net (loss) for the period                         (2,102)             -       (16,077)       (2,647)       (74,559)
    Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
    Changes in assets and liabilities
         Increase (decrease) in accounts payable       2,121              -           621             -          2,121
         Repayment of amount due
            from the President                             -              -        15,000             -              -
                                                  ----------     ----------   -----------    ----------    -----------
    Net cash (used) by operating activities               19              -          (456)       (2,647)       (72,438)
                                                  ----------     ----------   -----------    ----------    -----------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from sale of common shares                    -              -             -             -         77,000
                                                  ----------     ----------   -----------    ----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                  19              -          (456)       (2,647)         4,562
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                4,543          5,518         5,018         8,165              -
                                                  ----------     ----------   -----------    ----------    -----------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                      4,562          5,518         4,562         5,518          4,562
                                                  ==========     ==========   ===========    ==========    ===========




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                                                 (Deficit)
                                                             Common Stock                                       Accumulated
                                                  ----------------------------------                             During the
                                                                                            Additional         Developmental
                                                       Shares             Amount          Paid-In Capital          Stage
                                                  ----------------    --------------      ---------------     ---------------

Inception, February, 1999
Issued for cash                                          2,000,000      $      2,000          $         -        $          -
February, 1999
Issued from Public Offering                              1,000,000             1,000               24,000                   -
August , 1999
Issued from Public Offering                              1,000,000             1,000               49,000                   -
Net (loss) for the period                                        -                 -                    -             (54,335)
                                                  ----------------    --------------      ---------------     ---------------
Balance, December 31, 1999                               4,000,000             4,000               73,000             (54,335)
Net (loss) for the year                                          -                 -                    -              (4,147)
                                                  ----------------    --------------      ---------------     ---------------
Balance, December 31, 2000                               4,000,000             4,000               73,000             (58,482)
Net (loss) for the period                                        -                 -                    -             (16,077)
                                                  ----------------    --------------      ---------------     ---------------
Balance, September 30, 2001                              4,000,000      $      4,000        $      73,000       $     (74,559)
                                                  ================    ==============      ===============     ===============




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



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

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



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

Operations and Liquidity

During the nine months ended September 30, 2001, the Company incurred $16,077 for general and administrative expenses, an increase of $13,430 from $2,647 reported for the comparable period in 2000. Expenses incurred in 2001 comprised of $3,800 for audit fees, $955 for legal expenses, $7,000 consulting fees paid to the President of the Company and $4,419 for office and miscellaneous expenses.

At September 30, 2001, the Company had a working capital of $2,441. The Company has no operating revenue and has, to date, raised funds from the sale of its equity. During the nine months ended September 30, 2001, the President of the Company repaid the $15,000 which was previously advanced by the Company.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



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

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



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

           None.


Item 5.    Other Information

           None.


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:   None

           (b)    Reports on Form 8-K:   None.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GLOBAL SMARTCARDS INC.



Date:   November 11, 2001                   By:/signed/ George Polyrhonopoulos
                                               ---------------------------------
                                               George Polyrhonopoulos,
                                               President and Director