Form 10KSB
period 2001-12-31
GLOBAL SMARTCARDS INC
filed 2002-04-03
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                             GLOBAL SMARTCARDS INC.

                Nevada, USA                             86-0951473
            -----------------                        ----------------
      State of other jurisdiction of               (IRS Employer ID No.)
      incorporation or organization)

                             38820 North 25th Avenue
                             Phoenix, Arizona, 85027
                        ---------------------------------
                    (Address of principal executive offices)

                                 (480) 329-1336
                                -----------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under
Section 12(g) of the Act:           Common Stock with $0.001 par value per share
                                    --------------------------------------------
                                                  (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for the most recent fiscal year was $Nil

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 25, 2002, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $Nil.

The number of shares of the registrant's Common Stock outstanding as of March 25, 2002 was 4 million (4,000,000) shares.

Documents  incorporated  by  reference  are  contained  in Item 13 of this  Form
10-KSB.

                             GLOBAL SMARTCARDS INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


     PART I....................................................................3

ITEM 1 - DESCRIPTION OF BUSINESS...............................................3
             SUMMARY...........................................................3

ITEM 2 - DESCRIPTION OF PROPERTY...............................................3

ITEM 3 - LEGAL PROCEEDINGS.....................................................4

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....................4

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............4
             DIVIDENDS.........................................................4
             STOCK OPTIONS AND SHARE PURCHASE WARRANTS.........................4
             SHARE ISSUANCES FROM INCEPTION TO MARCH 31, 2002..................4

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............5

ITEM 7 - FINANCIAL STATEMENTS..................................................6

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE................................6

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............6

ITEM 10 - EXECUTIVE COMPENSATION...............................................7
             OPTION GRANTS IN LAST FISCAL YEAR.................................7
             COMPENSATION OF DIRECTOR..........................................7
             EMPLOYMENT CONTRACTS..............................................7

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT......7
             STOCK OPTION PLAN.................................................8
             PENSION PLANS.....................................................8

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................8

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K.....................................8
             SIGNATURES........................................................8

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

SUMMARY

GLOBAL SMARTCARDS INC. (the "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name Global Smartcards Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of Common Stock at par value of $0.001 per share and no Preferred Stock. In connection with its formation, a total of two million (2,000,000) shares of its Common Stock were purchased by the three founders of the Company on February 18, 1999, for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its Common Stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of Common Stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26, 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by Sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of Common Stock at a price of $0.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 25, 2002 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company is developmental stage company, which plans to market Smart Cards to hotels, resorts, cruise lines and casinos using Smart Cards (plastic cards with embedded microprocessors). Management of the Company believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. The Company hopes to provide solutions for the growing demand in application of computers in the wallet or what have been termed Smart Cards, and the implementation of loyalty programs based on the technology (See "Business of the Company"). The Company plans to provide consumer credit tracking and loyalty programs for specialized market niches focused toward the resort and cruise markets through the use of Smart Cards. The Global Smart Cards are designed to eliminate growing transaction charges by creating an internal credit system for each client while adding photo identification for security verification. The Company plans to contract with Gemplus a major worldwide provider of Smart Card solutions, for use of their technology platform. At this time, no contract has been made between the Company and Gemplus. Gemplus has developed a flexible, configurable technology engine which offers merchants a method to retain customers as compared to traditional stand alone paper card alternatives. Any potential revenue which the Company might generate would be derived from sales by the Company to hotels, casinos, cruise lines and resorts, which generally achieve full occupancy levels and consistent sold out turnover.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.


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

SHARE ISSUANCES FROM INCEPTION TO MARCH 25, 2002

A total of two million (2,000,000) shares of the Company's common stock were purchased by the three founders of the Company on February 18, 1999, for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of the Common Stock of the Company in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26, 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3
(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of Common Stock at a price of $.05 per share for a total amount of fifty thousand ($50,000) dollars. As of March 25, 2002, the Company had 4,000,000 million shares of its $0.001 par value common voting stock issued and outstanding.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management discussion and analysis of financial condition and results of operations for the period from inception (February 16, 1999) to December 31, 2001.

OPERATIONS

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

During the year ended December 31, 2001, the Company incurred $19,649 for general and administrative expenses, an increase of $15,502 from $4,147 reported for the 2000 year. Expenses incurred in 2001 comprised of $6,300 for audit fees, $955 for legal expenses, $1,612 accounting fees, $7,600 consulting fees paid to the President of the Company and $3,182 for office and miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had a working capital deficiency of $1,131. The Company has no operating revenue and has, to date, raised funds from the sale of its equity. During the year ended December 31, 2001, the President of the Company repaid the $15,000 which was previously advanced by the Company.

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

Management believes that the Company's future growth and success will depend on its ability to find customers for its Smart Card products. The Company expects to continually evaluate its potential products to determine what additional products or enhancements are required by the marketplace. The Company does not plan to develop products internally, but find suppliers who would be willing to sell, market or license their products through the Company. This can help avoid the time and expense involved in developing actual products. The Company has yet to incur any research and development costs and the only research and development the Company plans to incur is in respect to finding suitable products which offer the Company potential for revenues and profits.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment. Any computer equipment to be utilized is equipment owned by the Officers of the Company.


ITEM 7 - FINANCIAL STATEMENTS

                             GLOBAL SMARTCARDS INC.
     FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
         PERIOD FROM FEBRUARY 16, 1999 (INCEPTION) TO DECEMBER 31, 2001
                                Table of Contents

                                                                        Page No.

Independent Auditor's Report dated February 28, 2002 ........................F-2
Financial Statements:
     Balance Sheets as at December 31, 2001 and 2000.........................F-3
     Statements of Operations for the Years Ended
        December 31, 2001 and 2000 and Cumulative Period
        from February 16, 1999 (Inception) to December 31, 2001..............F-4
     Statement of Changes in Stockholders' Equity for the
        Period from February 16, 1999 (Inception) to December 31, 2001.......F-5
     Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2000 and Cumulative
        Period from February 16, 1999 (Inception) to December 31, 2001.......F-6
     Notes to Financial Statements for the
        Years Ended December 31, 2001 and 2000...............................F-7


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Name                             Age         Position
----                             ---         --------

Georgios Polyhronopoulos          42         President, Chief Executive Officer,
                                                 Secretary and Director

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to Mr. Georgios Polyhronopoulos, the Company's current President, Chief Executive Officer and Secretary, during the fiscal years ended December 31, 2000 and 2001.


                                                                        Long Term Compensation
                                                               ----------------------------------------
                                     Annual Compensation                   Awards               Payouts
                                  -------------------------    -------------------------------  -------
                                                                                    Restricted
                                                                Other   Securities  Shares or               All
                                                               Annual      Under    Restricted             Other
                                   Year                        Compen-    Options     Share       LTIP    Compen-
Name and Principal Position       Ending    Salary    Bonus    sation     Granted     Units     Payouts    sation
---------------------------       ------    ------    -----    ------   ----------  ----------  -------   -------


Georgios Polyhronopoulos           2001     $7,600     Nil       Nil        Nil        Nil        Nil       Nil
                                   2000      Nil       Nil       Nil        Nil        Nil        Nil       Nil


OPTION GRANTS IN LAST FISCAL YEAR

No options were granted in fiscal 2001.

COMPENSATION OF DIRECTORS

None of the Directors receive Director's fees.

EMPLOYMENT CONTRACTS

The Company does not currently have any employment agreements in effect.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On March 25, 2002, the Company accepted the resignations of Mr. Larry L. Richardson, as Secretary, Chief Technology Officer and Director of the Company, and Mr. Stephen Antol as Director of the Company.

As of March 25, 2002, Mr. Georgios Polyhronopoulos, as President, CEO and Director of the Company, remained the sole officer and director of the Company.

The following table sets forth, as of March 25, 2002 information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Mr. Polyhronopoulos. All persons named below have sole voting and investment power over their shares except as otherwise noted. the Company's common stock is the only class of voting securities outstanding.

Name, Municipality of            Common Shares Beneficially       Percentage of
Residence and Office Held       Owned Directly or Indirectly      Common Shares
-------------------------       ----------------------------      -------------

George Polyhronopoulos                     1,500,000                   37.5%
Phoenix, Arizona
President, CEO, Director

STOCK OPTION PLAN

The Company does not have a stock option plan.

PENSION PLANS

The Company does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the fourth quarter of the period covered by this Form 10-KSB.


EXHIBIT                                              DESCRIPTION

None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL SMARTCARDS INC.

                                      Per:
                                              /s/ George Polyhronopoulos
                                              ----------------------------------
                                              George Polyhronopoulos
                                              President, CEO and Director

                                              Dated: March 25, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                      Signature:

                                              /s/ George Polyhronopoulos
                                              ----------------------------------
                                              George Polyhronopoulos
                                              President, CEO and Director

                                              Dated:  March 25, 2002

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                         DECEMBER 31, 2001 AND 2000 AND
                    PERIOD FROM FEBRUARY 16, 1999 (INCEPTION)
                              TO DECEMBER 31, 2001

                           (Expressed in U.S. dollars)

ELLIS FOSTER
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

GLOBAL SMARTCARDS INC.
(A development stage company)

We have audited the balance sheets of Global Smartcards Inc. ("the Company") (a development stage company) as at December 31, 2001 and 2000, the related statement of stockholders' equity for the period from February 16, 1999 (inception) to December 31, 2001 and the statements of operations and cash flows from February 16, 1999 (inception) to December 31, 2001 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the period from February 16, 1999 (inception) to December 31, 2001 and the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.



Vancouver, Canada                          /s/ MOORE STEPHENS ELLIS FOSTER LTD.
February 28, 2002                          Chartered Accountants

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)



                                                                  December 31,     December 31,
                                                                     2001             2000
                                                                       $                $

                                   A S S E T S

CURRENT ASSETS
     Cash and cash equivalents                                        2,514            5,018
     Advances to the President                                            -           15,000
                                                                  ---------         --------
TOTAL ASSETS                                                          2,514           20,018
                                                                  =========         ========




     L I A B I L I T I E S   &   S T O C K H O L D E R S '    E Q U I T Y

CURRENT LIABILITIES
     Accounts payable                                                 3,645            1,500
                                                                  ---------         --------
TOTAL LIABILITIES                                                     3,645            1,500
                                                                  ---------         --------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value;
        Authorized - 25,000,000 shares
        Issued and outstanding - 4,000,000 shares                     4,000            4,000
     Additional paid-in capital                                      73,000           73,000
     (Deficit) accumulated during the development stage             (78,131)         (58,482)
                                                                  ---------         --------
                                                                     (1,131)          18,518
                                                                  ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            2,514           20,018
                                                                  =========         ========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)


                                                           Cumulative from
                                                             February 16,
                                                           1999 (inception)     Year Ended        Year Ended
                                                            to December 31,    December 31,      December 31,
                                                                 2001              2001              2000
                                                                   $                $                 $

OPERATING EXPENSES
     General and administrative                                    78,131          19,649            4,147
                                                              -----------      -----------       ---------
NET (LOSS) FOR THE PERIOD                                         (78,131)        (19,649)          (4,147)
                                                              ===========      ===========       =========

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                    (0.005)         (0.001)
                                                              ===========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                        4,000,000       4,000,000
                                                              ===========      ==========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 16, 1999 (INCEPTION)
                              TO DECEMBER 31, 2001
                           (Expressed in U.S. dollars)


                                                                                     (Deficit)
                                           Common Stock                             Accumulated
                                   -----------------------------     Additional      During the        Total
                                                                      Paid-In       Developmental    Stockholder
                                      Shares           Amount         Capital          Stage           Equity
                                   ------------     ------------   ------------     -------------    -----------
                                                         $               $                $               $

Inception, February, 1999
Issued for cash                      2,000,000          2,000               -                 -           2,000
February, 1999
Issued from public offering          1,000,000          1,000          24,000                 -          25,000
August, 1999
Issued from public offering          1,000,000          1,000          49,000                 -          50,000
Net (loss) for the period                    -              -               -           (54,335)        (54,335)
                                  ------------     ----------     -----------       -----------      ----------
Balance, December 31, 1999           4,000,000          4,000          73,000           (54,335)         22,665
Net (loss) for the year                      -              -               -            (4,147)         (4,147)
                                  ------------     ----------     -----------       -----------      ----------
Balance, December 31, 2000           4,000,000          4,000          73,000           (58,482)         18,518
Net (loss) for the year                      -              -               -           (19,649)        (19,649)
                                  ------------     ----------     -----------       -----------      ----------
Balance, December 31, 2001           4,000,000          4,000          73,000           (78,131)         (1,131)
                                  ============     ==========     ===========       ===========      ==========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)



                                                               Cumulative from
                                                                February 16,
                                                              1999 (inception)     Year Ended      Year Ended
                                                               to December 31,    December 31,    December 31,
                                                                    2001              2001            2000
                                                                      $                $               $

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) for the period                                     (78,131)         (19,649)         (4,147)
     Adjustments to reconcile net (loss) to
        net cash (used) by operating activities
     Changes in assets and liabilities
        Increase (decrease) in accounts payable                      3,645            2,145           1,000
        Repayment from the President                                     -           15,000               -
                                                                ----------       ----------      ----------
     Net cash (used) by operating activities                       (74,486)          (2,504)         (3,147)
                                                                ----------       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common shares                            77,000                -               -
                                                                ----------       ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,514           (2,504)         (3,147)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          -            5,018           8,165
                                                                ----------       ----------      ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            2,514            2,514           5,018
                                                                ==========       ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                           (Expressed in U.S. dollars)


1.   NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

     The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company currently has no operations and in accordance with Statement of Financial Accounting Standards ("SFAS") 7, it is considered a development company.

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

     (b)  Cash Equivalents

          Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2001 and December 31, 2000, there were no cash equivalents.

     (c)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2001 and 2000, the Company has no funds placed in a bank beyond insured limits.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                           (Expressed in U.S. dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (d)  Foreign Currency Transactions

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

     (e)  Fair Value of Financial Instruments

          The carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, and amount advanced to the President. Fair value of these financial instruments approximates its carrying values since they are short term in nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (f)  Income Taxes

          The Company has adopted SFAS 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (g)  Loss Per Share

          Net loss per share is provided in accordance with SFAS 128, "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2001 and 2000, the Company has no dilutive common stock equivalents such as stock options.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                           (Expressed in U.S. dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (h)  Accounting on Cost of Start-up Activities

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard has no material effect on the financial statements.

     (i)  New Technical Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognization of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: i) goodwill and intangible assets with indefinite lives will no longer be amortized; ii) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and iii) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

          In August 2001, the FASB also approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of the liability recognition; (ii) initial measurement of the liability; (iii) allocation of assets retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosure. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                           (Expressed in U.S. dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

          In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long- lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.


3.   INCOME TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2001, totalling approximately $75,600, which may be applied against future taxable income until 2015. Accordingly, there is no tax expense charged to operations for the years ended December 31, 2001 and 2000. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                                                2001                2000
                                                  $                  $

          Tax loss carryforwards                25,700             19,900
          Valuation allowance                  (25,700)           (19,900)
                                            ----------          ---------
                                                     -                  -
                                            ==========          =========

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                           (Expressed in U.S. dollars)

4.   RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2001:

        i) the Company paid $7,600 professional fees to the President of the Company; and

       ii)   the  President  of the  Company  repaid  $15,000  which   had  been
             advanced by the Company during 1999.


5.   COMPREHENSIVE INCOME

     There are no adjustments necessary to the net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".