Form 10QSB
period 2002-03-31
GLOBAL SMARTCARDS INC
filed 2002-05-16
CIK 1090967

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            For the transition period from __________ to ___________

                                   000-28025
                                   ---------
                            (Commission File Number)

                             GLOBAL SMARTCARDS INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          86-0951473
----------------------------                             ------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

38820 N 25th Avenue, Phoenix, Arizona                       85027
--------------------------------------                     -------
(Address of principal executive offices)                  (ZIP Code)

                                 (480) 329-1336
                                 --------------
          (Issuer's Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of March 31, 2002 the Registrant had 4,000,000 shares of common stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

               Yes                                     No   X
                  -------                                -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

Part I.   Financial Information:

          Item 1.  -  Balance Sheet -
                      March  31, 2002(unaudited)  and December 31, 2001........3

                   -  Statement of Operations (unaudited) - Three Months
                      Ended March 31, 2002 and 2001, and Period
                      from Inception (February 16, 1999) to March 31, 2002.....4

                   -  Statement of Cash Flows (unaudited) - Three Months
                      Ended March 31, 2002 and 2001, and Period
                      from Inception (February  16, 1999) to March 31, 2002....5

                   -  Statement of Shareholders' Equity (unaudited) -
                      Inception (February  16, 1999) Through March  31, 2002...6

                   -  Notes to Financial Statements............................7

          Item 2.  -  Management's Discussion and Analysis or
                      Plan of Operations.....................................8-9


Part II.  Other Information:

          Item 1.  -  Legal Proceedings.......................................10

          Item 2.  -  Changes ofin Securities.................................10

          Item 3.  -  Defaults Upon Senior Securities.........................10

          Item 4.  -  Submission of Matters to a Vote of Security Holders.....10

          Item 5.  -  Other Information.......................................10

          Item 6.  -  Exhibits and Reports on Form 8-K........................10

Signature.....................................................................11

                             GLOBAL SMARTCARDS INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                March 31,       December 31,
                                                                                  2002              2001
                                                                                    $                 $
                                  A S S E T S
CURRENT ASSETS
   Cash and cash equivalents                                                         2,456             2,514
                                                                             =============     =============

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
   Accounts payable                                                                  5,071             3,645
                                                                             -------------     -------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
      Authorized - 25,000,000 shares
      Issued and outstanding - 4,000,000 shares                                     4,000             4,000
   Additional paid-in capital                                                       73,000            73,000
  (Deficit) accumulated during the development stage                               (79,615)          (78,131)
                                                                             -------------     -------------
                                                                                    (2,615)           (1,131)
                                                                             -------------     -------------
                                                                                     2,456             2,514
                                                                             =============     =============


   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Cumulative From
                                                            Three Months      Three Months     February 16,
                                                               Ended             Ended             1999
                                                              March 31,         March 31,     (Inception) to
                                                                2002              2001         March 31, 2002
                                                                  $                 $                 $

OPERATING EXPENSES
   General and administrative                                      1,484             6,387            79,615
                                                           -------------     -------------     -------------
NET (LOSS) FOR THE PERIOD                                         (1,484)           (6,387)          (79,615)
                                                           =============     =============     =============
NET (LOSS) PER COMMON SHARE - BASIC
   AND DILUTED                                                  ($0.0004)         $(0.0016)         $(0.0214)
                                                           =============     =============     =============
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                                         4,000,000         4,000,000         3,720,000
                                                           =============     =============     =============








   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                              Cumulative From
                                                                                               February 16,
                                                            Three Months      Three Months         1999
                                                               Ended             Ended        (Inception) to
                                                              March 31,         March 31,         March 31,
                                                                2002              2001              2002
                                                                  $                 $                 $

CASH FLOWS FROM OPERATING ACTIVITIES

      Net (loss) for the period                                   (1,484)           (6,387)          (79,615)
      Adjustments to reconcile net (loss) to
           net cash (used) by operating activities
      Changes in assets and liabilities
           Increase in accounts payable                            1,426             5,386             5,071
                                                           -------------     -------------     -------------

      Net cash (used) by operating activities                        (58)           (1,001)          (74,544)
                                                           -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITY

      Proceeds from sale of common shares                              -                 -            77,000
                                                           -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                               (58)           (1,001)            2,456

CASH AND CASH EQUIVALENTS - BEGINNING
      OF PERIOD                                                    2,514             5,018                 -
                                                           -------------     -------------     -------------

CASH AND CASH EQUIVALENTS - END
      OF PERIOD                                                    2,456             4,017             2,456
                                                           =============     =============     =============




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                                 (Deficit)
                                                   Common Stock                                 Accumulated
                                          ------------------------------       Additional       During the          Total
                                                                                 Paid-In       Developmental     Stockholders'
                                               Shares          Amount            Capital           Stage            Equity
                                          -------------    -------------     -------------     -------------     -------------

Inception, February, 1999
Issued for cash                               2,000,000    $       2,000     $           -     $           -     $       2,000

February, 1999
Issued from Public Offering                   1,000,000            1,000            24,000                 -            25,000

August , 1999
Issued from Public Offering                   1,000,000            1,000            49,000                 -            50,000

Net (loss) for the period                             -                -                 -           (54,335)          (54,335)
                                          -------------    -------------     -------------     -------------     -------------
Balance, December 31, 1999                    4,000,000            4,000            73,000           (54,335)           22,665

Net (loss) for the year                               -                -                 -            (4,147)           (4,147)
                                          -------------    -------------     -------------     -------------     -------------
Balance, December 31, 2000                    4,000,000            4,000            73,000           (58,482)           18,518

Net (loss) for the year                               -                -                 -           (19,649)          (19,649)
                                          -------------    -------------     -------------     -------------     -------------
Balance, December 31, 2001                    4,000,000            4,000            73,000           (78,131)           (1,131)

Net (loss) for the period                             -                -                 -            (1,484)           (1,484)
                                          -------------    -------------     -------------     -------------     -------------
Balance, March 31, 2002                       4,000,000    $       4,000     $      73,000     $     (79,615)    $      (2,615)
                                          =============    =============     =============     =============     =============





   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)



The accompanying interim financial statements of Global Smartcards Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2001.

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

                             GLOBAL SMARTCARDS INC.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Global Smartcards Inc. (The "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of common stock at par value of $0.001 per share and no preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of March 31, 2002 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.

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

                             GLOBAL SMARTCARDS INC.



OPERATIONS AND LIQUIDITY

During the three months ended March 31, 2002, the Company incurred $1,484 for general and administrative expenses, a decrease of 4,903 from $6,387 reported for the comparable period in 2001. Expenses incurred in 2002 comprised of $1,412 for accounting fees.

At March 31, 2002, the Company had a working capital deficiency of $2,615. The Company has no operating revenue and has, to date, raised funds from the sale of its equity.

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



                                                 GLOBAL SMARTCARDS INC.



Date:   May 9, 2002                              By: /s/ George Polyrhonopoulos
                                                     ---------------------------
                                                     George Polyrhonopoulos,
                                                     President and Director