Form 10QSB
period 2002-06-30
GLOBAL SMARTCARDS INC
filed 2002-08-14
CIK 1090967

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from           to
                                           ---------     ----------

                                    000-28025
                                   ------------
                            (Commission File Number)


                             GLOBAL SMARTCARDS INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          86-0951473
----------------------------                            --------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


38820 N 25th Avenue, Phoenix, Arizona                       85027
---------------------------------------                   ---------
(Address of principal executive offices)                  (ZIP Code)


                                 (480) 329-1336
                                 ---------------
          (Issuer's Registrant's telephone number, including area code)


                                       N/A
                                     -------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

As of June 30, 2002 the Registrant had 4,000,000 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

                 Yes                            No     X
                     -------                        -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                      INDEX

Part I.   Financial Information:

          Item 1. -  Balance Sheets -
                     June 30, 2002(unaudited)and December 31, 2001.............3

                  -  Statements of Operations (unaudited) -
                       Three Months and Six Months Ended June 30, 2002
                       and 2001, and Period from Inception (February 16,
                       1999) to June 30, 2002..................................4

                  -  Statements of Cash Flows (unaudited) -
                       Three Months and Six Months Ended June 30, 2002
                       and 2001, and Period from Inception (February  16,
                       1999) to June 30, 2002..................................5

                  -  Statement of Shareholders' Equity (unaudited) -
                       Inception (February 16, 1999) Through June 30, 2002.....6

                  -  Notes to Financial Statements.............................7

          Item 2. -  Management's Discussion and Analysis or
                     Plan of Operation.......................................8-9


Part II.  Other Information:

          Item 1. -  Legal Proceedings........................................10

          Item 2. -  Changes in Securities....................................10

          Item 3. -  Defaults Upon Senior Securities..........................10

          Item 4. -  Submission of Matters to a Vote of Security Holders......10

          Item 5. -  Other Information........................................10

          Item 6. -  Exhibits and Reports on Form 8-K.........................10

Signature.....................................................................11

                             GLOBAL SMARTCARDS INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                June 30,     December 31,
                                                                  2002           2001
                                                                    $              $
                                   A S S E T S


CURRENT ASSETS
   Cash and cash equivalents                                        2,156          2,514
                                                                =========       ========

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
   Accounts payable                                                 5,751          3,645
                                                                ---------       --------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                    4,000          4,000
   Additional paid-in capital                                      73,000         73,000
  (Deficit) accumulated during the development stage              (80,595)       (78,131)
                                                                ---------       --------
                                                                   (3,595)        (1,131)
                                                                ---------       --------
                                                                    2,156          2,514
                                                                =========       ========


              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended June 30   Six Months Ended June 30     Inception to
                                        --------------------------   ------------------------       June 30,
                                            2002          2001          2002           2001           2002
                                             $             $             $              $              $


OPERATING EXPENSES
     General and administrative                980         7,588         2,464         13,975          80,595
                                         ---------     ---------     ---------      ---------       ---------
NET (LOSS) FOR THE PERIOD                     (980)       (7,588)       (2,464)       (13,975)        (80,595)
                                         =========     =========     =========      =========       =========
NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                     (0.0002)      (0.0019)      (0.0006)       (0.0035)        (0.0215)
                                         =========     =========     =========      =========       =========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                 4,000,000     4,000,000     4,000,000      4,000,000       3,740,741
                                         =========     =========     =========      =========       =========




              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended June 30    Six Months Ended June 30     Inception to
                                                       ----------------------------  ---------------------------      June 30,
                                                            2002          2001           2002          2001            2002
                                                             $              $             $              $              $

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) for the period                                (980)        (7,588)       (2,464)       (13,975)      (80,595)
    Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
    Changes in assets and liabilities
         Increase (decrease) in accounts payable              680         (6,886)        2,106         (1,500)        5,751
         Repayment of due from the President                    -         15,000             -         15,000             -
                                                       ----------      ---------     ---------      ---------     ---------
    Net cash (used) by operating activities                  (300)           526          (358)          (475)      (74,844)
                                                       ----------      ---------     ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common shares                         -              -             -              -        77,000
                                                       ----------     ----------     ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     (300)           526          (358)          (475)        2,156

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                     2,456          4,017         2,514          5,018             -
                                                       ----------     ----------     ---------      ---------     ---------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                           2,156          4,543         2,156          4,543         2,156
                                                       ==========     ==========     =========      =========     =========


              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                   (Deficit)
                                                                                  Accumulated
                                            Common Stock           Additional     During the         Total
                                     ------------------------       Paid-In      Developmental   Stockholders'
                                        Shares       Amount         Capital          Stage          Equity
                                     -----------  -----------     -----------     -----------     ----------


Inception, February, 1999
Issued for cash                      2,000,000    $     2,000      $        -     $        -      $   2,000

February, 1999
Issued from Public Offering          1,000,000          1,000          24,000              -         25,000

August , 1999
Issued from Public Offering          1,000,000          1,000          49,000              -         50,000
Net (loss) for the period                    -              -               -        (54,335)       (54,335)
                                    ----------     ----------      ----------     ----------      ---------
Balance, December 31, 1999           4,000,000          4,000          73,000        (54,335)        22,665
Net (loss) for the year                      -              -               -         (4,147)        (4,147)
                                    ----------     ----------      ----------     ----------      ---------
Balance, December 31, 2000           4,000,000          4,000          73,000        (58,482)        18,518
Net (loss) for the year                      -              -               -        (19,649)       (19,649)
                                    ----------     ----------      ----------     ----------      ---------
Balance, December 31, 2001           4,000,000          4,000          73,000        (78,131)        (1,131)

Net (loss) for the period                    -              -               -         (2,464)        (2,464)
                                    ----------     ----------      ----------     ----------      ---------
Balance, June 30, 2002               4,000,000     $    4,000      $   73,000      $ (80,595)     $  (3,595)
                                    ==========     ==========      ==========     ==========      =========


              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


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

                             GLOBAL SMARTCARDS INC.


Item 2.   Management's Discussion and& Analysis or Plan of Operation

Summary

Global Smartcards Inc. (The "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of common stock at par value of $0.001 per share and no preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $0.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of June 30, 2002 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.

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

                             GLOBAL SMARTCARDS INC.


Operations and Liquidity

During the six months ended June 30, 2002, the Company incurred $2,464 for general and administrative expenses, a decrease of $11,511 from $13,975 reported for the comparable period in 2001. Expenses incurred in 2002 comprised of $1,874 for accounting fees.

At June 30, 2002, the Company had a working capital deficiency of $3,595. The Company has no operating revenue and has, to date, raised funds from the sale of its equity.

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



                                                GLOBAL SMARTCARDS INC.


Date:  August 13, 2002                          By:  /s/ George Polyrhonopoulos
                                                    ----------------------------
                                                    George Polyrhonopoulos,
                                                    President and Director