Form 10QSB
period 2002-09-30
GLOBAL SMARTCARDS INC
filed 2002-11-15
CIK 1090967

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 (480) 329-1336
          (Issuer's Registrant's telephone number, including area code)

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

As of September 30, 2002 the Registrant had 4,000,000 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

               Yes                         No     X
                    -------                     -------

                             GLOBAL SMARTCARDS INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                      INDEX

Part I.   Financial Information:

          Item 1.  -  Balance Sheets -
                      September 30, 2002(unaudited) and December 31, 2001......3

                   -  Statements of Operations (unaudited) -
                      Three Months and Nine Months Ended
                         September 30, 2002 and 2001, and Period
                         from Inception (February 16, 1999)
                         to September 30, 2002.................................4

                   -  Statements of Cash Flows (unaudited) -
                      Three Months and Nine Months Ended
                         September 30, 2002 and 2001, and Period
                         from Inception (February  16, 1999)
                         to September 30, 2002.................................5

                   -  Statement of Shareholders' Equity (unaudited) -
                      Inception (February  16, 1999) Through
                         September 30, 2002....................................6

                   -  Notes to Financial Statements............................7

          Item 2.  -  Management's Discussion and Analysis or
                      Plan of Operation......................................8-9


Part II.  Other Information:

          Item 1.  -  Legal Proceedings.......................................10

          Item 2.  -  Changes in Securities...................................10

          Item 3.  -  Defaults Upon Senior Securities.........................10

          Item 4.  -  Submission of Matters to a Vote of Security Holders.....10

          Item 5.  -  Other Information.......................................10

          Item 6.  -  Exhibits and Reports on Form 8-K........................10

                      Signature.............................................  11

                             GLOBAL SMARTCARDS INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,   December 31,
                                                       2002            2001
                                                         $              $
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 33         2,514
                                                      =========     =========



                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       4,018         3,645
                                                      ---------     ---------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares          4,000         4,000
   Additional paid-in capital                            73,000        73,000
  (Deficit) accumulated during the development stage    (80,985)      (78,131)
                                                         (3,985)       (1,131)
                                                      ---------     ---------
                                                             33         2,514
                                                      =========     =========



              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                             Three Months Ended            Nine Months Ended
                                                September 30                 September 30          Inception to
                                        ----------------------------  ---------------------------  September 30,
                                             2002          2001           2002          2001           2002
                                              $              $             $              $             $

OPERATING EXPENSES
     General and administrative                 390          2,102         2,854         16,077        80,985
                                         ----------     ----------     ---------     ----------     ---------
NET (LOSS) FOR THE PERIOD                      (390)        (2,102)       (2,854)       (16,077)      (80,985)
                                         ==========     ==========     =========     ==========     =========
NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                      (0.0001)       (0.0005)      (0.0007)       (0.0040)      (0.0215)
                                         ==========     ==========     =========     ==========    ==========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                  4,000,000      4,000,000     4,000,000      4,000,000     3,758,621
                                         ==========     ==========    ==========     ==========    ==========






              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                   Three Months Ended       Nine Months Ended
                                                      September 30            September 30       Inception to
                                                 ----------------------   ---------------------  September 30,
                                                    2002          2001      2002        2001        2002
                                                      $            $          $           $          $

CASH FLOWS FROM OPERATING
     ACTIVITIES
    Net (loss) for the period                           (390)     (2,102)    (2,854)    (16,077)   (80,985)
    Adjustments to reconcile net (loss) to
         net cash (used) by operating activities
    Changes in assets and liabilities
         Increase (decrease) in accounts payable      (1,733)      2,121        373         621      4,018
         Repayment of due from
            the former President                           -           -          -      15,000          -
                                                  ----------  ----------  ---------  ----------  ---------
    Net cash (used) by operating activities           (2,123)         19     (2,481)       (456)   (76,967)
                                                  ----------  ----------  ---------  ----------  ---------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from sale of common shares                    -           -          -           -     77,000
                                                  ----------  ----------  ---------  ----------  ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                              (2,123)         19     (2,481)       (456)        33
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                2,156       4,543      2,514       5,018          -
                                                  ----------  ----------  ---------  ----------  ---------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                         33       4,562         33       4,562         33
                                                  ==========  ==========  =========  ==========  =========





              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                                 (Deficit)
                                                   Common Stock                                 Accumulated
                                          ------------------------------       Additional       During the          Total
                                                                                 Paid-In       Developmental     Stockholders'
                                               Shares          Amount            Capital           Stage            Equity
                                          -------------    -------------     -------------     -------------     -------------



Inception, February, 1999
Issued for cash                              2,000,000      $    2,000         $         -      $        -       $    2,000
February, 1999
Issued from Public Offering                  1,000,000           1,000             24,000                -           25,000
August , 1999
Issued from Public Offering                  1,000,000           1,000             49,000                -           50,000
Net (loss) for the period                            -               -                  -          (54,335)         (54,335)
                                           -----------      ----------         ----------       ----------       ----------
Balance, December 31, 1999                   4,000,000           4,000             73,000          (54,335)          22,665
Net (loss) for the year                              -               -                  -           (4,147)          (4,147)
                                           -----------      ----------         ----------       ----------       ----------
Balance, December 31, 2000                   4,000,000           4,000             73,000          (58,482)          18,518
Net (loss) for the year                              -               -                  -          (19,649)         (19,649)
                                           -----------      ----------         ----------       ----------       ----------
Balance, December 31, 2001                   4,000,000           4,000             73,000          (78,131)          (1,131)
Net (loss) for the period                     -                -                  -                 (2,854)          (2,854)
                                           -----------      ----------         ----------       ----------       ----------
Balance, September 30, 2002                  4,000,000      $    4,000         $   73,000       $  (80,985)      $   (3,985)
                                           ===========      ==========         ==========       ==========       ==========




              The accompanying notes are an integral part of these
                             financial statements.

                             GLOBAL SMARTCARDS INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)



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

Related Party Transactions

As of September 30, 2002, $3,307 remained outstanding on account of bookkeeping and administrative services performed by a private management company owned by the newly appointed President of the Company.

                             GLOBAL SMARTCARDS INC.


Item 2.   MANAGEMENT'S DISCUSSION AND & ANALYSIS OR PLAN OF OPERATION

Summary

Global Smartcards Inc. (The "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of common stock at par value of $0.001 per share and no preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $0.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of September 30, 2002 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.

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

                             GLOBAL SMARTCARDS INC.


Operations and Liquidity

During the nine months ended September 30, 2002, the Company incurred $2,854 for general and administrative expenses, a decrease of $13,223 from $16,077 reported for the comparable period in 2001. Expenses incurred in 2002 comprised of $2,157 for accounting fees.

At September 30, 2002, the Company had a working capital deficiency of $3,985. The Company has no operating revenue and has, to date, raised funds from the sale of its equity.

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

Change of Officers and Directors

On September 30, 2002, Mr. George Polyrhonopoulos resigned as the sole director and President and Secretary of the Company. Mr. Nick DeMare was appointed the President, Secretary and a director of the Company.

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



                                            GLOBAL SMARTCARDS INC.


Date:   November 8, 2002                    By:   /s/ Nick DeMare
                                                --------------------------------
                                                   Nick DeMare
                                                   President and Director