Form 10KSB
period 2002-12-31
GLOBAL SMARTCARDS INC
filed 2003-03-04
CIK 1090967

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                             GLOBAL SMARTCARDS INC.
                 (Name of small business issuer in its charter)

          NEVADA, USA                                      86-0951473
(State or other jurisdiction of                        (IRS Employer ID No.)
 incorporation or organization)

                        #1305 - 1090 WEST GEORGIA STREET
                  VANCOUVER, BRITISH COLUMBIA, CANADA, V6E 3V7
               (Address of principal executive offices) (Zip code)

                                 (604) 685-9316
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                  COMMON STOCK WITH $0.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]


The registrant's revenues for the most recent fiscal year was  $ NIL  .
                                                              --------

The  aggregate  market  value  of the  common  stock of the  registrant  held by non-affiliates of the registrant on February 26, 2003, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $ NIL .
                                     -------

The number of shares of the registrant's Common Stock outstanding as of February 26, 2003 was 4.6 million (4,600,000) shares.
             -----------------------
Documents incorporated by reference:  NONE.

--------------------------------------------------------------------------------

                             GLOBAL SMARTCARDS INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS


PART I.........................................................................3
      ITEM 1 - DESCRIPTION OF BUSINESS.........................................3
                Summary........................................................3
      ITEM 2 - DESCRIPTION OF PROPERTY.........................................3
      ITEM 3 - LEGAL PROCEEDINGS...............................................3
      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..............4

PART II........................................................................4
      ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS............................................4
                Dividends......................................................4
                Stock Options and Share Purchase Warrants......................4
                Share Issuances From Inception to February 26, 2003............4
      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......5
                Operations.....................................................5
                Liquidity and Capital Resources................................5
      ITEM 7 - FINANCIAL STATEMENTS............................................6
      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE............................6

PART III.......................................................................6
      ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....6
      ITEM 10 - EXECUTIVE COMPENSATION.........................................7
                 Option Grants in Last Fiscal Year.............................7
                 Compensation of Directors.....................................8
                 Employment Contracts..........................................8
      ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.........................................8
                 Stock Option Plan.............................................8
                 Pension Plans.................................................8
      ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................8
      ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K...............................9
                EXHIBIT - DESCRIPTION..........................................9
      ITEM 14 - CONTROLS AND PROCEDURES........................................9
      SIGNATURES  ............................................................10

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Summary
-------
GLOBAL SMARTCARDS INC. (the "Company") was incorporated under the laws of Nevada on February 16, 1999. The Company is a development stage company. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares, par value $0.001 per share.

In connection with its formation, a total of two million (2,000,000) shares of its Common Stock were purchased by the three founders of the Company on February 18, 1999, for cash.

Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its Common Stock at a price of $0.025 per share to approximately twenty-five (25) unaffiliated shareholders of record. The offering was conducted pursuant to Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999.

On August 26, 1999, the Company completed a subsequent offering, in reliance upon the exemption from registration afforded by Sections 4(2) and 3(b) of the Securities Act and Regulation D, promulgated thereunder. The Company sold one million (1,000,000) shares of Common Stock to six (6) additional unaffiliated shareholders at a price of $0.05 per share. The total gross proceeds from the offering were fifty thousand dollars ($50,000).

On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act.

As of February 26, 2003 the Company had four million six hundred thousand (4,600,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-seven (37) shareholders of record.

The Company is a developmental stage company, which originally planned to market plastic cards with embedded microprocessors ("Smart Cards") to hotels, resorts, cruise lines and casinos. However, the Company was unable to complete negotiations to market the Smart Cards. In September 2002, new management was appointed and the Company is currently reviewing business opportunities in other industry sectors, possibly in the mineral resource and/or petroleum and natural gas resource sectors.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company does not own or lease any property. Chase Management Ltd. ("Chase"), a private company owned by Nick DeMare, bills the Company for office, secretarial and accounting services performed. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any material legal proceedings contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.



                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the common shares of Global.

Dividends
---------
Global has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Global currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon Global's financial condition, operating results, capital requirements, applicable contractual restrictions and other factors as the board of directors deems relevant.

Stock Options and Share Purchase Warrants
-----------------------------------------
There are no outstanding stock options or share purchase warrants to purchase securities of the Company.

Share Issuances From Inception to February 26, 2003
---------------------------------------------------
In connection with Global's formation, a total of two million (2,000,000) shares of its Common Stock were purchased by the three founders of the Company on February 18, 1999, for cash.

Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its Common Stock at a price of $0.025 per share to approximately twenty-five (25) unaffiliated shareholders of record. The offering was conducted pursuant to Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999.

On August 26, 1999, the Company completed a subsequent offering, in reliance upon the exemption from registration afforded by Sections 4(2) and 3(b) of the Securities Act and Regulation D, promulgated thereunder. The Company sold one million (1,000,000) shares of Common Stock to six (6) additional unaffiliated shareholders at a price of $0.05 per share. The total gross proceeds from the offering were fifty thousand dollars ($50,000).

On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act.

As of February 26, 2003, the Company had 4,600,000 million shares of its $0.001 par value common voting stock issued and outstanding, held of record by thirty-four (34) shareholders.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management discussion and analysis of financial condition and results of operations for the period from inception (February 16, 1999) to December 31, 2002.

Operations
----------
Year Ended December 31, 2002 compared to Year Ended December 31, 2001

During the year ended December 31, 2002, the Company incurred $4,928 for general and administrative expenses, a decrease of $14,721 from $19,649 reported for the 2001 year. Expenses incurred in 2002 consisted of $655 for audit fees, $619 for legal expenses, $2,569 for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company, and $1,085 for office and miscellaneous expenses. The significant decrease in general and administrative expenses in 2002 compared to 2001 was primarily due to $7,600 consulting fees paid to the former President of the Company in 2001 (no fees were paid in 2002) and significant fees and costs incurred in 2001 for regulatory reporting and accounting services provided by third parties, the majority of which were provided by Chase in 2002.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, the Company had a working capital deficiency of $6,549, of which $3,736 was owing to a company owned by the President of the Company. The Company has no operating revenue and has, to date, raised funds from the sale of its equity. On February 4, 2003, the Company sold 600,000 shares of its Common Stock to raise $30,000 for general working capital purposes. The Company is a developmental stage company.

The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of administration and operating costs. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on the OTC-BB. If the Company needs to raise additional funds in order to identify, evaluate and complete negotiations to acquire business operations, fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment.

ITEM 7 - FINANCIAL STATEMENTS

                             GLOBAL SMARTCARDS INC.
     FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         PERIOD FROM FEBRUARY 16, 1999 (INCEPTION) TO DECEMBER 31, 2002
                                Table of Contents

                                                                            Page
                                                                             No.

Independent Accountants' Report dated February 11, 2003 .....................F-2
Financial Statements:
      Balance Sheets as at December 31, 2002 and 2001........................F-3
      Statements of Operations for the Years Ended December 31, 2002
        and 2001 and Cumulative Period from February 16, 1999
        (Inception) to December 31, 2002.....................................F-4
      Statement of Changes in Stockholders' Equity for the Period
        from February 16, 1999 (Inception) to December 31, 2002..............F-5
      Statements of Cash Flows for the Years Ended December 31, 2002
        and 2001 and Cumulative Period from February 16, 1999
        (Inception) to December 31, 2002.....................................F-6
      Notes to Financial Statements for the Years Ended
        December 31, 2002 and 2001...........................................F-7


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


NAME              AGE         POSITION

Nick DeMare        48         President, Chief Executive Officer, Secretary and
                              Director,since September 30, 2002.

Nick DeMare (Age 48), Director

Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May, 1991, Mr. DeMare has been the President of Chase Management Ltd., a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:


Aguila American Resources Ltd.       Director           January 2003 - present
Aladdin Resources Corp.              Director           January 2001 - present
Andean American Mining Corp.         Secretary          December 1995 - present
                                     Director           August 2002 - present
California Exploration Ltd.          Director           October 2002 - present
Dial Thru International Inc.         Director           January 1991 - present

GGL Diamond Corp.                    Director           May 1989 - present
Golden Peaks Resources Ltd.          Director           January 1992 - present
Hilton Petroleum Ltd.                Director           October 1989 - present
Hydromet Technologies Limited        Director           September 2000 - present
Kookaburra Resources Ltd.            Director           June 1988 - present
Tinka Resources Limited              Director           October 2002 - present
                                     President          October 2002 - present
Trimark Energy Ltd.                  Director           January 1996 - present
Tumi Resources Limited               Director           January 2000 - present

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. DeMare became an officer and director of the Company on September 30, 2002. As such, he was required to file a Form 3 with the Securities and Exchange Commission on or before October 10, 2002. As of the date of this report, Mr. DeMare has not filed a Form 3. At the time he became an officer and director, Mr. DeMare did not own any shares of the Company's common stock. On December 6, 2002, Mr. DeMare filed a Form 4 setting forth the details of his acquisition of 1,712,500 shares of common stock on December 3, 2002. Under the revised rules adopted by the Securities and Exchange Commission, the Form 4 was due on December 5, 2002. None of the Company's former directors, officers, or beneficial owners of more than 10% of the common stock has filed any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the prior fiscal year.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to former and current officers during the fiscal years ended December 31, 2001 and 2002.

                                                                        LONG TERM COMPENSATION
                                                               ----------------------------------------
                                     ANNUAL COMPENSATION                   AWARDS               PAYOUTS
                                  -------------------------    ----------------------------------------
                                                                                    RESTRICTED
                                                                OTHER   SECURITIES  SHARES OR               ALL
                                                               ANNUAL      UNDER    RESTRICTED             OTHER
                                   YEAR                        COMPEN-    OPTIONS     SHARE       LTIP    COMPEN-
NAME AND PRINCIPAL POSITION       ENDING    SALARY    BONUS    SATION     GRANTED     UNITS     PAYOUTS    SATION
---------------------------       -------------------------    ----------------------------------------  --------
Nick DeMare                        2002      Nil       Nil       Nil        Nil        Nil        Nil    $2,569(2)
(current President, Chief
Executive Officer, Secretary,
Treasurer and Director)

Georgios Polyhronopoulos(1)        2002      Nil       Nil       Nil        Nil        Nil        Nil       Nil
(former President, Chief
Executive Officer and
Director)
                                   2001     $7,600     Nil       Nil        Nil        Nil        Nil       Nil


(1) On September 30, 2002, Mr. Polyhronopoulos resigned as President, Chief Executive Officer and Director of the Company and Mr. DeMare was elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.

(2) $2,569 charged by Chase Management Ltd. ("Chase"), a private company owned by Nick DeMare, for office, secretarial and accounting services performed.

Option Grants in Last Fiscal Year
---------------------------------
Since its inception, the Company has not granted any stock options.

Compensation of Directors
--------------------------
Nick DeMare is currently the sole Director of the Company. None of the former Directors of the Company received Director's fees or other compensation in fiscal 2002.

Employment Contracts
--------------------
The Company does not currently have any employment agreements in effect. However, Chase bills the Company for office, secretarial and accounting services provided. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On March 25, 2002, the Company accepted the resignations of Mr. Larry L. Richardson, as Secretary, Chief Technology Officer and Director of the Company, and Mr. Stephen Antol as Director of the Company.

On September 30, 2002, the Company accepted the resignation of Mr. Georgios Polyhronopoulos as President, Chief Executive Officer and Director of the Company.

On September 30, 2002, Mr. Nick DeMare was elected the sole director of the Company and appointed as President, Chief Executive Officer, Secretary and Treasurer of the Company.

The following table sets forth, as of February 26, 2003, information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Mr. DeMare. All persons named below have sole voting and investment power over their shares except as otherwise noted. the Company's common stock is the only class of voting securities outstanding.

                                           COMMON SHARES
NAME, MUNICIPALITY                          BENEFICIALLY
  OF RESIDENCE                             OWNED DIRECTLY          PERCENTAGE OF
 AND OFFICE HELD                           OR INDIRECTLY           COMMON SHARES
----------------------------------         --------------          -------------

Nick DeMare                                  1,712,500                 37.23%
Burnaby, British Columbia
President, Chief Executive Officer,
Secretary,Treasurer and Director

Stock Option Plan
-----------------
The Company does not have a stock option plan.

Pension Plans
-------------
The Company does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below during the fiscal years ended December 31, 2002 and 2001, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the fiscal year ended December 31, 2002, the Company paid $2,569 to Chase, a private company owned by Nick DeMare, for office, secretarial and accounting services performed. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies. At December 31, 2002, $3,736 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

During the fiscal year ended December 31, 2001, the Company paid $7,600 in professional fees to the former president of the Company and the former president of the Company repaid $15,000 which had been advanced by the Company during 1999.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the fourth quarter of the period covered by this Form 10-KSB.

EXHIBIT                    DESCRIPTION
-------                    ----------------------------------------
 3.1                       Articles of Incorporation (1)
 3.2                       Bylaws (1)
99.1                       Certification of Chief Executive Officer
                           and Chief Financial Officer

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed November 10, 1999.

ITEM 14 - CONTROLS AND PROCEDURES

Based on their evaluation conducted within 90 days of filing this report on Form 10-KSB, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent of the date of our most recent evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL SMARTCARDS INC.

                                      Per:
                                           /s/ Nick DeMare
                                           -------------------------------------
                                           Nick DeMare
                                           President and Director
                                           Dated:  February 27, 2003


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      Signature:

                                      /s/ Nick DeMare
                                      ------------------------------------------
                                      Nick DeMare
                                      President and Director
                                      (Principal Executive Officer, Principal
                                      Financial Officer, and Principal
                                      Accounting Officer)

                                      Dated:  February 27, 2003

                                 CERTIFICATIONS

I, Nick DeMare, certify that:

1.   I have  reviewed  this annual  report on Form  10-KSB of Global  Smartcards
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/Nick DeMare
---------------------------------------------------------------
Nick DeMare, Chief Executive Officer and Chief Financial Officer

--------------------------------------------------------------------------------




                             GLOBAL SMARTCARDS INC.
                          (A development stage company)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                         DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM FEBRUARY 16, 1999 (INCEPTION)
                              TO DECEMBER 31, 2002

                           (Expressed in U.S. dollars)


--------------------------------------------------------------------------------

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1 st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 737-8117 Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
Website: www.ellisfoster.com

--------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

GLOBAL SMARTCARDS INC.
(A development stage company)

We have audited the balance sheets of Global Smartcards Inc. ("the Company") (a development stage company) as at December 31, 2002 and 2001, the related statement of stockholders' deficiency for the period from February 16, 1999 (inception) to December 31, 2002 and the statements of operations and cash flows from February 16, 1999 (inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the period from February 16, 1999 (inception) to December 31, 2002 and the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt as to its ability to continue as a going concern. Management's plan in regard to these matters is described in
Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                         "MOORE STEPHENS ELLIS FOSTER LTD."
February 11, 2003                              Chartered Accountants


--------------------------------------------------------------------------------

MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                                                December 31,     December 31,
                                                                                    2002             2001
                                                                                      $                $

                                   A S S E T S
CURRENT ASSETS

     Cash and cash equivalents                                                           835            2,514
                                                                                ------------     ------------
TOTAL ASSETS                                                                             835            2,514
                                                                                ============     ============




    L I A B I L I T I E S & S T O C K H O L D E R S ' ( D E F IC I E N C Y )


CURRENT LIABILITIES

     Accounts payable                                                                  7,384            3,645
                                                                                ------------     ------------
TOTAL LIABILITIES                                                                      7,384            3,645
                                                                                ------------     ------------

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value;
        Authorized - 25,000,000 shares
        Issued and outstanding - 4,000,000 shares                                      4,000            4,000

     Additional paid-in capital                                                       73,000           73,000

     (Deficit) accumulated during the development stage                              (83,549)         (78,131)
                                                                                ------------     ------------
                                                                                      (6,549)          (1,131)
                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                         835            2,514
                                                                                ============     ============
SUBSEQUENT EVENT (Note 6)



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)


                                                             Cumulative from
                                                               February 16,
                                                             1999 (inception)    Year Ended       Year Ended
                                                              to December 31,   December 31,     December 31,
                                                                   2002             2002             2001
                                                                     $                $                $
OPERATING EXPENSES
     General and administrative                                      83,549            5,418           19,649
                                                               ------------     ------------     ------------
NET (LOSS) FOR THE PERIOD                                           (83,549)          (5,418)         (19,649)
                                                               ============     ============     ============

NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                                                               $(0.001)         $(0.005)
                                                                                ============     ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                                           4,000,000        4,000,000
                                                                                ============     ============




   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD FROM FEBRUARY 16, 1999 (INCEPTION)
                              TO DECEMBER 31, 2002
                           (Expressed in U.S. dollars)



                                                                                   (Deficit)
                                                                                  Accumulated
                                        Common Stock                              During the        Total
                                 ----------------------------     Additional        Develop-     Stockholder
                                                                   Paid-In           mental         Equity
                                    Shares           Amount        Capital           Stage       (Deficiency)
                                 ------------    ------------    ------------    ------------    ------------
                                                       $              $                $               $
Inception, February, 1999
Issued for cash                     2,000,000           2,000               -               -           2,000

February, 1999
Issued from public offering         1,000,000           1,000          24,000               -          25,000

August, 1999
Issued from public offering         1,000,000           1,000          49,000               -          50,000

Net (loss) for the period                   -               -               -         (54,335)        (54,335)
                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999          4,000,000           4,000          73,000         (54,335)         22,665

Net (loss) for the year                     -               -               -          (4,147)         (4,147)
                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000          4,000,000           4,000          73,000         (58,482)         18,518

Net (loss) for the year                     -               -               -         (19,649)        (19,649)
                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001          4,000,000           4,000          73,000         (78,131)         (1,131)

Net (loss) for the year                     -               -               -          (5,418)         (5,418)
                                 ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002          4,000,000           4,000          73,000         (83,549)         (6,549)
                                 ============    ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SMARTCARDS INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)


                                                             Cumulative from
                                                               February 16,
                                                             1999 (inception)    Year Ended       Year Ended
                                                             to December 31,    December 31,     December 31,
                                                                   2002             2002             2001
                                                                     $                $                $
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss) for the period                                      (83,549)          (5,418)         (19,649)
     Adjustments to reconcile net (loss) to
        net cash (used) by operating activities
     Changes in assets and liabilities
        Increase in accounts payable                                  7,384            3,739            2,145
        Repayment from the former President                               -                -           15,000
                                                               ------------     ------------     ------------
     Net cash (used) by operating activities                        (76,165)          (1,679)          (2,504)
                                                               ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from sale of common shares                             77,000                -                -
                                                               ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                               835           (1,679)          (2,504)

CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                                  -            2,514            5,018
                                                               ------------     ------------     ------------
CASH AND CASH EQUIVALENTS -
     END OF PERIOD                                                      835              835            2,514
                                                               ============     ============     ============


    The accompanying notes are an integral part of thesefinancial statements.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Expressed in U.S. dollars)


1.   NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

     The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company currently has no operations and, in accordance with Financial Accounting Standards ("FAS") 7 "Accounting and Reporting by Development Stage Enterprises", is considered a development company.

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to identify potential business acquisitions and to negotiate acquisitions or participation agreements.

     See also Note 6.


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

     (b)  Cash Equivalents

          Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2002 and December 31, 2001, there were no cash equivalents.

     (c)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2002 and 2001, the Company has no funds placed in a bank beyond insured limits.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Expressed in U.S. dollars)


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

     (e)  Fair Value of Financial Instruments

          Fair value approximates the amounts reflected in the financial statements for cash and accounts payable. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (f)  Income Taxes

          The Company has adopted FAS 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (g)  Loss Per Share

          Net loss per share is provided in accordance with FAS 128, "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2002 and 2001, the Company has no dilutive common stock equivalents such as stock options.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Expressed in U.S. dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (h)  New Technical Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB"), issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra- assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of FAS 143 will have any impact on its financial position or results of operations.

          In August 2001, FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of FAS 144 did not have any impact on the financial statements.

          In June 2002, FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." FAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of FAS 146 will have any impact on its financial position or results of operations.

          In December 2002, FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of FAS 148 are effective in fiscal years beginning after December 15, 2002. Management does not believe that the adoption of FAS 148 will have any impact on its financial position or results of operations.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Expressed in U.S. dollars)


3.   INCOME TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2002, totalling approximately $81,000, which may be applied against future taxable income until 2016. Accordingly, there is no tax expense charged to operations for the years ended December 31, 2002 and 2001. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                       2002             2001
                                                         $                $

          Tax loss carryforwards                        27,600           25,700
          Valuation allowance                          (27,600)         (25,700)
                                                  ------------     ------------
                                                             -                -
                                                  ============     ============


4.   RELATED PARTY TRANSACTIONS

     (a) During the year ended December 31, 2002 the Company was charged $2,569 for accounting and administration fees by a company controlled by the President of the Company. As of December 31, 2002, $3,736 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

     (b)  During the year ended December 31, 2001:

          (i) the Company paid $7,600 professional fees to the former President of the Company; and

          (ii) the former President of the Company repaid $15,000 which had been advanced by the Company during 1999.

                             GLOBAL SMARTCARDS INC.
                         (A development stage company )
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Expressed in U.S. dollars)


5.   COMPREHENSIVE INCOME

     There are no adjustments necessary to the net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with FAS 130, "Reporting Comprehensive Income".


6.   SUBSEQUENT EVENT

     Subsequent to December 31, 2002, the Company sold 600,000 shares of its common stock, at a price of $0.05 per share, for $30,000 cash proceeds.