Form 10QSB
period 2003-03-31
GLOBAL SMARTCARDS INC
filed 2003-05-14
CIK 1090967

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            For the transition period from __________ to ___________

                                    000-28025
                                    ---------
                            (Commission File Number)


                               GLOBAL ENERGY INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                           86-0951473
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


#1305 - 1090 West Georgia Street, Vancouver, BC, Canada                V6E 3V7
-------------------------------------------------------              -----------
(Address of principal executive offices)                              (ZIP Code)

                                 (604) 685-9316
           -----------------------------------------------------------
          (Issuer's Registrant's telephone number, including area code)


      Global Smartcards Inc., 38820 N 25th Avenue, Phoenix, Arizona, 85027
      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

As of March 31, 2003 the Registrant had 4,600,000 shares of common stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

             Yes                                       No     X
                  -------                                  -------

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX


Part I.    Financial Information:

           Item 1. - Balance Sheets -
                     March  31, 2003 (unaudited)  and December 31, 2002........3

                   - Statements of Operations (unaudited) -
                     Three Months Ended March 31, 2003 and 2002, and Period
                     from Inception (February 16, 1999) to March 31, 2003......4

                   - Statements of Cash Flows (unaudited) -
                     Three Months Ended March 31, 2003 and 2002, and Period
                     from Inception (February  16, 1999) to March 31, 2003.....5

                   - Statement of Shareholders' Equity (unaudited) -
                     Inception (February  16, 1999) Through March  31, 2003....6

                   - Notes to Financial Statements.............................7

           Item 2. - Management's Discussion and Analysis or
                     Plan of Operations......................................8-9


Part II.   Other Information:

           Item 1. - Legal Proceedings.........................................9

           Item 2. - Changes ofin Securities...................................9

           Item 3. - Defaults Upon Senior Securities...........................9

           Item 4. - Submission of Matters to a Vote of Security Holders.......9

           Item 5. - Other Information.........................................9

           Item 6. - Exhibits and Reports on Form 8-K..........................9


Signature.....................................................................10

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,     December 31,
                                                       2003           2002
                                                         $              $
                                   A S S E T S


CURRENT ASSETS

Cash and cash equivalents                                22,456             835
                                                   ============    ============


                L I A B I L I T I E S & S T O C K H O L D E R S'
                       E Q U I T Y ( DE F I C I E N C Y )


CURRENT LIABILITIES

Accounts payable                                          3,199           7,384
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
  Authorized - 25,000,000 shares
  Issued and outstanding - 4,600,000 shares
    (2002 - 4,000,000 shares)                             4,600           4,000
Additional paid-in capital                              102,400          73,000
(Deficit) accumulated during the development stage      (87,743)        (83,549)
                                                   ------------    ------------
                                                         19,257          (6,549)
                                                   ------------    ------------
                                                         22,456             835
                                                   ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                    Cumulative
                                                                       From
                                                                   February 16,
                                   Three Months    Three Months        1999
                                      Ended           Ended       (Inception) to
                                     March 31,       March 31,       March 31,
                                      2003             2002            2003
                                        $                $               $
OPERATING EXPENSES

General and administrative                4,194           1,484          87,743
                                   ------------    ------------    ------------
NET (LOSS) FOR THE PERIOD                (4,194)         (1,484)        (87,743)
                                   ============    ============    ============
NET (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                 ($0.0010)       ($0.0004)       ($0.0231)
                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                4,086,667       4,000,000       3,793,940
                                   ============    ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Cumulative
                                                                                       From
                                                                                   February 16,
                                                   Three Months    Three Months        1999
                                                      Ended           Ended       (Inception) to
                                                     March 31,       March 31,       March 31,
                                                       2003            2002            2003
                                                         $               $               $

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period                                (4,194)         (1,484)        (87,743)

Changes in assets and liabilities
   Increase (decrease) in accounts payable               (4,185)          1,426           3,199
                                                   ------------    ------------    ------------
Net cash (used) by operating activities                  (8,379)            (58)        (84,544)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from sale of common shares                      30,000               -         107,000
                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       21,621             (58)         22,456

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                     835           2,514               -
                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                        22,456           2,456          22,456
                                                   ============    ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                               (Deficit)
                                                                                              Accumulated        Total
                                                   Common Stock              Additional       During the      Stockholders'
                                          ------------------------------       Paid-In       Developmental       Equity
                                              Shares           Amount          Capital           Stage        (Deficiency)
                                          -------------    -------------    -------------    -------------    -------------
                                                                 $                $                $                $

Inception, February, 1999
    Issued for cash                           2,000,000            2,000                -                -            2,000

February, 1999
    Issued from Public Offering               1,000,000            1,000           24,000                -           25,000

August, 1999
    Issued from Public Offering               1,000,000            1,000           49,000                -           50,000

Net (loss) for the period                             -                -                -          (54,335)         (54,335)
                                          -------------    -------------    -------------    -------------    -------------
Balance, December 31, 1999                    4,000,000            4,000           73,000          (54,335)          22,665

Net (loss) for the year                               -                -                -           (4,147)          (4,147)
                                          -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2000                    4,000,000            4,000           73,000          (58,482)          18,518

Net (loss) for the year                               -                -                -          (19,649)         (19,649)
                                          -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2001                    4,000,000            4,000           73,000          (78,131)          (1,131)

Net (loss) for the year                               -                -                -           (5,418)          (5,418)
                                          -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002                    4,000,000            4,000           73,000          (83,549)          (6,549)

March, 2003
    Issued for cash                             600,000              600           29,400                -           30,000

Net (loss) for the period                             -                -                -           (4,194)          (4,194)
                                          -------------    -------------    -------------    -------------    -------------
Balance, March 31, 2003                       4,600,000            4,600          102,400          (87,743)          19,257
                                          =============    =============    =============    =============    =============


              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)



The  accompanying  interim  financial  statements  of Global  Energy  Inc.  (the
"Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2002.

NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. In September 2002, new management was appointed and the Company is currently reviewing business opportunities in the petroleum and natural gas sector. On April 28, 2003, the Company changed its name to Global Energy Inc. to reflect its intended change in focus. The Company currently has no operations and in accordance with SFAS No.7, it is considered a development company.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operation costs and to allow it to continue as a going concern. It is the intent of the Company to identify potential business acquisitions and to negotiate acquisitions or participation agreements, possibly in the mineral resource and/or petroleum and natural gas resource sectors. Subsequent to March 31, 2003, the Company negotiated an agreement to participate in the resource sectors business.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, the Company was charged $1,058 for accounting and administrative services performed by a company controlled by the President of the Company.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Global Energy Inc. (The "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. Effective April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. The Company is a development stage company and, to date, has not generated any revenues and relies on the sale of its common stock to provide working capital to fund its operating costs. On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act. As of March 31, 2003 the Company had four million and six hundred thousand (4,600,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-seven (37) shareholders of record.

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

OPERATIONS AND LIQUIDITY

During the three months ended March 31, 2003, the Company incurred $4,194 for general and administrative expenses, an increase of $2,710 from $1,484 reported for the comparable period in 2002. The increase is attributed to increased legal costs to prepare documents for the Company's common stock financing and name change.

In March 2003, the Company completed a financing and issued 600,000 shares of its common stock, at a price of $0.05 per share, for $30,000 cash proceeds. The proceeds have been utilized for working capital purposes and to pursue any participation or acquisitions of resource sectors business. At March 31, 2003, the Company had a working capital of $19,257. The Company has no operating revenue to date.

The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of administration and operating costs. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)



adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.


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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  None

         (b)   Reports on Form 8-K:  None.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      GLOBAL ENERGY INC.


Date:  May 13, 2003                                   By: /s/ Nick DeMare
       ------------                                       ----------------------
                                                          Nick DeMare
                                                          President and Director