Form 10QSB
period 2003-06-30
GLOBAL ENERGY INC
filed 2003-08-15
CIK 1090967

UNITED STATES

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            For the transition period from __________ to ___________

                                   000-28025
                                   ---------
                            (Commission File Number)


                               Global Energy Inc.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          86-0951473
---------------------------------               -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

#1305 - 1090 West Georgia Street, Vancouver, BC, Canada                 V6E 3V7
-------------------------------------------------------               ----------
               (Address of principal executive offices)               (ZIP Code)

                                 (604) 685-9316
           -----------------------------------------------------------
          (Issuer's Registrant's telephone number, including area code)


                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of June 30, 2003 the Registrant had 4,650,000 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

                Yes                                        No     X
                     -------                                   -------

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   June 30, 2003 (unaudited) and December 31, 2002.............3

                 - Statements of Operations (unaudited) -
                   Three Months and Six Months Ended June 30, 2003 and 2002....4

                 - Statements of Cash Flows (unaudited) -
                   Three Months and Six Months Ended June 30, 2003 and 2002....5

                 - Statement of Shareholders' Equity (unaudited) -
                   Inception (February  16, 1999) Through June 30, 2003........6

                 - Notes to Financial Statements...........................7 - 8

         Item 2. - Management's Discussion and Analysis or
                   Plan of Operations..........................................9


Part II. Other Information:

         Item 1. - Legal Proceedings..........................................10

         Item 2. - Changes ofin Securities....................................10

         Item 3. - Defaults Upon Senior Securities............................10

         Item 4. - Submission of Matters to a Vote of Security Holders........10

         Item 5. - Other Information..........................................10

         Item 6. - Exhibits and Reports on Form 8-K...........................10


Signature.....................................................................11

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                     June 30,      December 31,
                                                       2003            2002
                                                         $               $

                                   A S S E T S

CURRENT ASSETS
   Cash and cash equivalents                             27,794             835
   Amounts receivable                                     6,134               -
                                                   ------------    ------------
                                                         33,928             835
PETROLEUM AND NATURAL GAS
   RESOURCE PROPERTIES (Note 3)                          14,492               -
                                                   ------------    ------------
                                                         48,420             835
                                                   ============    ============


                L I A B I L I T I E S & S T O C K H O L D E R S'
                       E Q U I T Y ( DE F I C I E N C Y )


CURRENT LIABILITIES
   Accounts payable                                       2,846           7,384
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     Authorized - 25,000,000 shares
     Issued and outstanding - 4,650,000 shares
      (2002 - 4,000,000 shares)                           4,650           4,000
   Additional paid-in capital                           104,850          73,000
   (Deficit)                                            (63,926)        (83,549)
                                                   ------------    ------------
                                                         45,574          (6,549)
                                                   ------------    ------------
                                                         48,420             835
                                                   ============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three Months Ended June 30         Six Months Ended June 30
                                        -----------------------------    -----------------------------
                                             2003            2002            2003            2002
                                               $               $               $               $
                                        -------------   -------------    -------------   -------------

REVENUE
   Oil and gas revenue                         35,865               -           35,865               -
                                        -------------   -------------    -------------   -------------

OPERATING EXPENSES
   Production expenses                          7,898               -            7,898               -
   Depletion                                    3,000               -            3,000               -
   General and administrative                   1,150             980            5,344           2,464
                                        -------------   -------------    -------------   -------------
                                               12,048             980           16,242           2,464
                                        -------------   -------------    -------------   -------------
NET INCOME (LOSS) FOR THE PERIOD               23,817            (980)          19,623          (2,464)

DEFICIT - BEGINNING OF THE PERIOD             (87,743)        (79,615)         (83,549)        (78,131)
                                        -------------   -------------    -------------   -------------
DEFICIT - END OF THE PERIOD                   (63,926)        (80,595)         (63,926)        (80,595)
                                        =============   =============    =============   =============
NET INCOME (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                         0.0052         (0.0002)          0.0045         (0.0006)
                                        =============   =============    =============   =============
WEIGHTED AVERAGE  NUMBER OF
   COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                      4,606,593       4,000,000        4,348,066       4,000,000
                                        =============   =============    =============   =============






              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Months Ended June 30         Six Months Ended June 30
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003           2002
                                                            $               $                $              $
                                                     -------------   -------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) for the period                         23,817            (980)          19,623          (2,464)
   Adjustments to reconcile net (loss) to
     net cash (used) by operating activities
     Depletion                                               3,000               -            3,000               -
   Changes in assets and liabilities
     Increase in amounts receivable                         (6,134)              -           (6,134)              -
     Increase (decrease) in accounts payable                  (353)            680           (4,538)          2,106
                                                     -------------   -------------    -------------   -------------
   Net cash (used) by operating activities                  20,330            (300)          11,951            (358)
                                                     -------------   -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Expenditures on petroleum and
     natural gas resource properties                       (14,992)              -          (14,992)
                                                     -------------   -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common shares                           -               -           30,000               -
                                                     -------------   -------------    -------------   -------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                 5,338            (300)          26,959            (358)

CASH AND CASH EQUIVALENTS
   - BEGINNING OF PERIOD                                    22,456           2,456              835           2,514
                                                     -------------   -------------    -------------   -------------
CASH AND CASH EQUIVALENTS
   - END OF PERIOD                                          27,794           2,156           27,794           2,156
                                                     =============   =============    =============   =============


SUPPLEMENTARY CASH FLOWS INFORMATION

   During the three months ended June 30, 2003, the Company issued 50,000 common shares at $0.05 per share, for the acquisition of petroleum and natural gas resource properties.






              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                              Common Stock              Additional
                                                     -----------------------------       Paid-In
                                                         Shares          Amount          Capital
                                                     -------------   -------------    -------------
                                                                           $                $

Inception, February, 1999
   Issued for cash                                       2,000,000           2,000                -

February, 1999
   Issued from Public Offering                           1,000,000           1,000           24,000

August , 1999
   Issued from Public Offering                           1,000,000           1,000           49,000
                                                     -------------   -------------    -------------
Balance, December 31, 1999, 2000, 2001 and 2002          4,000,000           4,000           73,000

March, 2003
   Issued for cash                                         600,000             600           29,400

June, 2003
   Issued for property                                      50,000              50            2,450
                                                     -------------   -------------    -------------
Balance, June 30, 2003                                   4,650,000           4,650          104,850
                                                     =============   =============    =============



              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)



1.   NATURE OF BUSINESS

     Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties, as described below, and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. On April 28, 2003, the Company changed its name to Global Energy Inc. to reflect its change in focus.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

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

     Petroleum and Natural Gas Interests
     -----------------------------------

     The Company follows the full cost method of accounting for petroleum and natural gas operations. Under this method all costs related to the exploration for and development of petroleum and natural gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

     Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven petroleum and natural gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves are converted into equivalent units based upon relative energy content. Depreciation of the gathering facility is charged to earnings over an estimated useful life of 10 years on a straight-line basis.

     In applying the full cost method, the Company performs a ceiling test whereby the carrying value of petroleum and natural gas interests and production equipment, net of future income taxes and the accumulated provision for site restoration and abandonment costs, is compared periodically to an estimate of future net cash flow from the production of proven reserves. Net cash flow is estimated using period end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Substantially all of the Company's petroleum and natural gas exploration, development and production activities are conducted jointly with others and, accordingly, the accounts reflect the Company's proportionate interest in such activities.

     Revenue Recognition
     -------------------

     The Company recognizes petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Petroleum and natural gas sold is not significantly different from the Company's product entitlement.


3.   PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                                           $

     Acquisition cost                                                    17,492
     Less:  amortization                                                  3,000
                                                                    -----------
                                                                         14,492
                                                                    ===========

     On June 5, 2003 the Company finalized an agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share.


4.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2003,  the Company was charged  $1,855
     for  accounting  and   administrative   services  performed  by  a  company
     controlled by the President of the Company.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary
-------

Global Energy Inc. (the "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. Effective April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act. On June 19, 2003, the Company issued 50,000 shares, at a price of $0.05 per share, pursuant to the petroleum and natural gas resource properties agreement. As of June 30, 2003 the Company had four million six hundred and fifty thousand
(4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-eight (38) shareholders of record.

Description of Business
-----------------------
The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards") to hotels, resorts, cruise lines and casinos. However, the Company was unable to complete negotiations to market the Smart Cards. In September 2002, new management was appointed and reviewed business opportunities in other industry sectors. On June 5, 2003, the Company finalized, with an effective date of January 1, 2003, the purchase of three producing wells and one currently shut-in well, located in Texas for US $12,500 cash and the issuance of 50,000 shares of common stock of the Company.

Operations and Liquidity
------------------------
With the acquisition of the petroleum and natural gas properties, with an effective purchase date of January 1, 2003, the Company has recorded $35,865 of revenues, net of taxes. This is comprised of $32,898 of natural gas production and $2,967 of oil production. Production costs of $7,898 were incurred and depletion of $3,000 was recorded for 2003.

During the six months ended June 30, 2003, the Company incurred $5,344 for general and administrative expenses, an increase of $2,880 from $2,464 reported for the comparable period in 2002. The increase is attributed to increased legal costs to prepare documents for the Company's common stock financing and name change.

As of June 30, 2003, the Company has a working capital of $31,082. At this stage of its business, the Company has sufficient positive cash flow to fund its ongoing overhead and has no planned capital expenditures. However, it will continue to identify and review other business/ investment opportunities. This may entail significant funding requirements. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          There are no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any legal proceedings contemplated.

Item 2.   Changes of Securities
          ---------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)   Exhibits:   None

          (b)   Reports on Form 8-K:   None.

                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      GLOBAL ENERGY INC.


Date: August 11 , 2003                                By: /s/ Nick DeMare
                                                          ----------------------
                                                          Nick DeMare
                                                          President and Director