Form 10QSB
period 2003-09-30
GLOBAL ENERGY INC
filed 2003-11-12
CIK 1090967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            For the transition period from __________ to ___________

                                   000-28025
                            (Commission File Number)


                               Global Energy Inc.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                               86-0951473
  ----------------------------                                 ----------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

#1305 - 1090 West Georgia Street, Vancouver, BC, Canada          V6E 3V7
-------------------------------------------------------        -----------
      (Address of principal executive offices)                  (ZIP Code)

                                 (604) 685-9316
                                 --------------
          (Issuer's Registrant's telephone number, including area code)

                                       N/A
                                 --------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                               No
                    -----                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of September 30, 2003 the Registrant had 4,650,000 shares
              ------------------                    ---------
        of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):

                Yes                                   No   X
                    -----                                -----

                               GLOBAL ENERGY INC.


                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

Part I.  Financial Information:

    Item 1. - Balance Sheets -
              September 30, 2003 (unaudited)  and December 31, 2002............3

            - Statements of Operations (unaudited) -
              Three Months and Nine Months Ended September 30, 2003 and 2002...4

            - Statements of Cash Flows (unaudited) -
              Three Months and Nine Months Ended September 30, 2003 and 2002...5

            - Statement of Shareholders' Equity (unaudited) -
              Inception (February 16, 1999) Through September 30, 2003.........6

            - Notes to Financial Statements................................7 - 8

    Item 2. - Management's Discussion and Analysis or Plan of Operation........9


Part II. Other Information:

    Item 1. - Legal Proceedings...............................................10

    Item 2. - Changes in Securities...........................................10

    Item 3. - Defaults Upon Senior Securities.................................10

    Item 4. - Submission of Matters to a Vote of Security Holders.............10

    Item 5. - Other Information...............................................10

    Item 6. - Exhibits and Reports on Form 8-K................................10

Signature.....................................................................11

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                  September 30,     December 31,
                                                      2003             2002
                                                        $                $
                                   ASSETS

CURRENT ASSETS

  Cash and cash equivalents                             32,655              835
  Amounts receivable                                     6,854                -
                                                  ------------     ------------
                                                        39,509              835
PETROLEUM AND NATURAL GAS
  RESOURCE PROPERTIES (Note 3)                          12,992                -
                                                  ------------     ------------
                                                        52,501              835
                                                  ============     ============


                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES

  Accounts payable                                       4,174            7,384
                                                  ------------     ------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
  Authorized - 25,000,000 shares
  Issued and outstanding
  - 4,650,000 shares (2002 - 4,000,000 shares)           4,650            4,000
  Additional paid-in capital                           104,850           73,000
  (Deficit)                                            (61,173)         (83,549)
                                                        48,327           (6,549)
                                                  ------------     ------------
                                                        52,501              835
                                                  ============     ============





   The accompanying notes are an integral part of these financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended,                Nine Months Ended
                                                 September 30,                      September 30,
                                          ----------------------------     ----------------------------
                                              2003            2002             2003            2002
                                                $               $                $               $
REVENUE

   Oil and gas revenue                          13,863               -           49,728               -
                                          ------------    ------------     ------------    ------------
OPERATING EXPENSES

   Production expenses                           3,041               -           10,939               -
   Depreciation and depletion                    1,500               -            4,500               -
   General and administrative                    6,569             390           11,913           2,854
                                          ------------    ------------     ------------    ------------
                                                11,110             390           27,352           2,854
                                          ------------    ------------     ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                 2,753            (390)          22,376          (2,854)

DEFICIT - BEGINNING OF THE PERIOD              (63,926)        (80,595)         (83,549)        (78,131)
                                          ------------    ------------     ------------    ------------
DEFICIT - END OF THE PERIOD                    (61,173)        (80,985)         (61,173)        (80,985)
                                          ============    ============     ============    ============
NET INCOME (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                          0.0006         (0.0001)          0.0050         (0.0007)
                                          ============    ============     ============    ============
WEIGHTED AVERAGE  NUMBER OF
   COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                       4,650,000       4,000,000        4,449,817       4,000,000
                                          ============    ============     ============    ============





   The accompanying notes are an integral part of these financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended,           Nine Months Ended
                                                                  September 30,                September 30,
                                                          ---------------------------   ---------------------------
                                                              2003           2002           2003           2002
                                                                $              $              $              $

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) for the period                              2,753           (390)        22,376         (2,854)
   Adjustments to reconcile net income (loss) to net
   cash provided from (used by) operating activities
      Depreciation and depletion                                 1,500              -          4,500              -
   Changes in assets and liabilities
      Increase in amounts receivable                              (720)             -         (6,854)             -
      Increase (decrease) in accounts payable                    1,328         (1,733)        (3,210)           373
                                                          ------------   ------------   ------------   ------------
   Net cash provided from (used by) operating activities         4,861         (2,123)        16,812         (2,481)
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITY

   Expenditures on petroleum and
   natural gas resource properties                                   -              -        (14,992)             -
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITY

   Proceeds from sale of common shares                               -              -         30,000              -
                                                          ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                     4,861         (2,123)        31,820         (2,481)

CASH AND CASH EQUIVALENTS
   - BEGINNING OF PERIOD                                        27,794          2,156            835          2,514
                                                          ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS
   - END OF PERIOD                                              32,655             33         32,655             33
                                                          ============   ============   ============   ============


SUPPLEMENTARY CASH FLOWS INFORMATION

During the nine months ended September 30, 2003, the Company issued 50,000 common shares at $0.05 per share, for the acquisition of petroleum and natural gas resource properties.








   The accompanying notes are an integral part of these financial statements.

                               GLOBAL ENERGY INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)






                                            Common Stock            Additional
                                     ---------------------------      Paid-In
                                        Shares         Amount         Capital
                                     ------------   ------------   ------------
                                                          $              $
Inception, February, 1999
   Issued for cash                      2,000,000          2,000              -

February, 1999
   Issued from Public Offering          1,000,000          1,000         24,000

August , 1999
   Issued from Public Offering          1,000,000          1,000         49,000
                                     ------------   ------------   ------------
Balance, December 31,
   1999, 2000, 2001 and 2002            4,000,000          4,000         73,000

March, 2003
   Issued for cash                        600,000            600         29,400

June, 2003
   Issued for property                     50,000             50          2,450
                                     ------------   ------------   ------------
Balance, September 30, 2003             4,650,000          4,650        104,850
                                     ============   ============   ============








   The accompanying notes are an integral part of these financial statements.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)



1.   Nature of Business

     Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties, as described in
     Note 3, and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. On April 28, 2003, the Company changed its name to Global Energy Inc. to reflect its change in focus.


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

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)



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


3.   Petroleum and Natural Gas Resource Properties
                                                                 $

     Acquisition cost                                         17,492
     Less:  Accumulated depreciation and depletion            (4,500)
                                                              ------
                                                              12,992
                                                              ======

     On June 5, 2003 the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.


4.   Related Party Transactions

     During the nine months ended  September  30, 2003,  the Company paid $3,096
     for  accounting  and   administrative   services  performed  by  a  company
     controlled by the President of the Company.

                               GLOBAL ENERGY INC.



Item 2.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

Summary

Global Energy Inc. (the "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. Effective April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act. On June 19, 2003, the Company issued 50,000 shares, at a price of $0.05 per share, pursuant to the petroleum and natural gas resource properties agreement. As of September 30, 2003 the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-eight (38) shareholders of record.

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

Operations and Liquidity

With the acquisition of the petroleum and natural gas properties, with an effective purchase date of January 1, 2003, the Company has recorded $49,728 of revenues, net of taxes. This is comprised of $44,805 (8,216 mcf) of natural gas production and $4,923 (178 barrels) of oil production. Production costs of $10,939 were incurred and depletion of $4,500 was recorded for 2003.

During the nine months ended September 30, 2003, the Company incurred $11,913 for general and administrative expenses, an increase of $9,059 from $2,854 reported for the comparable period in 2002. The increase is attributed to increased legal, regulatory filing and transfer agent costs to prepare documents for the Company's common stock financing and name change. The Company paid $2,500 for consulting services.

As of September 30, 2003, the Company has a working capital of $35,335. At this stage of its business, the Company has sufficient positive cash flow to fund its ongoing overhead and has no planned capital expenditures. However, it will continue to identify and review other business/ investment opportunities. This may entail significant funding requirements. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement once the Company is trading on OTC-BB. If the Company needs to raise additional funds, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

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



                                                   GLOBAL ENERGY INC.


Date:    November 10, 2003                         By:   /s/  Nick DeMare
                                                   -----------------------------
                                                         Nick DeMare
                                                         President and Director