Form 10QSB/A
period 2002-06-30
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1



              (MARK ONE)


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                                   000-28025
                            (Commission File Number)



                               GLOBAL ENERGY INC.

        (Exact name of small business issuer as specified in its charter)


          NEVADA                                          86-0951473
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


         #1305 - 1090 WEST GEORGIA STREET, VANCOUVER, BC, CANADA V6E 3V7
                    (Address of principal executive offices)



                                 (604) 685-9316
                           (Issuer's telephone number)


                                      N/A
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                        Yes                      No   X
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

                               GLOBAL ENERGY INC.
                         (f/k/a Global Smartcards Inc.)


                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                      INDEX

Part I.   Financial Information:

          Item 1. -  Balance Sheets -
                     June 30, 2002(unaudited) and December 31, 2001............3

                  -  Statements of Operations (unaudited) -
                     Three Months and Six Months Ended June 30, 2002
                     and 2001, and Period from Inception (February 16,
                     1999) to June 30, 2002....................................4

                  -  Statements of Cash Flows (unaudited) -
                     Three Months and Six Months Ended June 30, 2002
                     and 2001, and Period from Inception (February  16,
                     1999) to June 30, 2002....................................5


                  -  Statement of Stockholders' Equity (unaudited) -
                     Inception (February 16, 1999) Through June 30, 2002.......6


                  -  Notes to Financial Statements.............................7

          Item 2. -  Management's Discussion and Analysis or
                     Plan of Operation.......................................8-9


          Item 3. -  Controls and Procedures..................................10



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

          Item 2. -  Changes in Securities....................................10

          Item 3. -  Defaults Upon Senior Securities..........................10

          Item 4. -  Submission of Matters to a Vote of Security Holders......10

          Item 5. -  Other Information........................................10


          Item 6. -  Exhibits and Reports on Form 8-K......................10-11



Signature.....................................................................12

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)






                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2002                  2001
                                                                                     $                    $
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         2,156                  2,514
                                                                             ==============        ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  5,751                  3,645
                                                                             --------------        ---------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                                     4,000                  4,000
   Additional paid-in capital                                                       73,000                 73,000
  (Deficit) accumulated during the development stage                               (80,595)               (78,131)
                                                                             --------------        ---------------
                                                                                    (3,595)                (1,131)
                                                                             --------------        ---------------
                                                                                     2,156                  2,514
                                                                             ==============        ===============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30    INCEPTION TO
                                               ----------------------------  ---------------------------    JUNE 30,
                                                    2002          2001           2002          2001           2002
                                                     $              $             $              $              $
OPERATING EXPENSES
     General and administrative                        980          7,588         2,464         13,975         80,595
                                               ------------   ------------   -----------   ------------   ------------
NET (LOSS) FOR THE PERIOD                             (980)        (7,588)       (2,464)       (13,975)       (80,595)
                                               ============   ============   ===========   ============   ============
NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (0.0002)       (0.0019)      (0.0006)       (0.0035)       (0.0215)
                                               ============   ============   ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                         4,000,000      4,000,000     4,000,000      4,000,000      3,740,741
                                               ============   ============   ===========   ============   ============










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                   THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30    INCEPTION TO
                                                  ----------------------------  ---------------------------    JUNE 30,
                                                       2002          2001           2002          2001           2002
                                                        $              $             $              $              $
CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net (loss) for the period                            (980)       (7,588)        (2,464)       (13,975)       (80,595)
   Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
   Changes in assets and liabilities
      Increase (decrease) in accounts payable            680        (6,886)         2,106         (1,500)         5,751
      Repayment of due from the President                -          15,000            -           15,000            -
                                                  -----------    ----------     ----------    -----------    -----------
   Net cash (used) by operating activities              (300)          526           (358)          (475)       (74,844)
                                                  -----------    ----------     ----------    -----------    -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES
   Proceeds from sale of common shares                   -             -              -              -           77,000
                                                  -----------    ----------     ----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (300)          526           (358)          (475)         2,156
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                 2,456         4,017          2,514          5,018            -
                                                  -----------    ----------     ----------    -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                       2,156         4,543          2,156          4,543          2,156
                                                  ===========    ==========     ==========    ===========    ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                      COMMON STOCK                                (DEFICIT)
                                             ------------------------------                      ACCUMULATED
                                                                                ADDITIONAL       DURING THE        TOTAL
                                                                                  PAID-IN       DEVELOPMENTAL  STOCKHOLDERS'
                                                  SHARES         AMOUNT           CAPITAL           STAGE         EQUITY
                                             ------------------------------    -------------    -------------  -------------
Inception, February, 1999
Issued for cash                                  2,000,000     $    2,000      $     -          $      -        $     2,000

February, 1999
Issued from Public Offering                      1,000,000          1,000          24,000              -             25,000

August, 1999
Issued from Public Offering                      1,000,000          1,000          49,000              -             50,000

Net (loss) for the period                             -              -               -              (54,335)        (54,335)
                                             --------------    -----------      ----------      ------------    ------------
Balance, December 31, 1999                       4,000,000          4,000          73,000           (54,335)         22,665

Net (loss) for the year                               -              -               -               (4,147)         (4,147)
                                             --------------    -----------      ----------      ------------    ------------
Balance, December 31, 2000                       4,000,000          4,000          73,000           (58,482)         18,518

Net (loss) for the year                               -              -               -              (19,649)        (19,649)
                                             --------------    -----------      ----------      ------------    ------------
Balance, December 31, 2001                       4,000,000          4,000          73,000           (78,131)         (1,131)


Net (loss) for the period                             -              -               -               (2,464)         (2,464)
                                             --------------    -----------      ----------      ------------    ------------
Balance, June 30, 2002                           4,000,000     $    4,000      $   73,000       $   (80,595)    $    (3,595)
                                             ==============    ===========      ==========      ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)




The accompanying interim financial statements of Global Energy Inc. (f/k/a Global Smartcards Inc.) (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.


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

NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS


The Company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. Effective April 28, 2003, the Company changed its name to Global Energy Inc. The Company currently has no operations and in accordance with SFAS No.7, it is considered a development company.


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

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Summary


Global Energy Inc. (the "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. Effective April 28, 2003, the Company changed its name to Global Energy Inc. The Company is a development stage company with a principal business objective to sell and market Smart Cards (plastic cards with embedded microprocessors) to hotels, resorts, cruise lines and casinos. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of common stock at par value of $0.001 per share and no preferred stock. In connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the three founders of the Company, on February 18, 1999 for cash. Between February 23 and February 28, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 28, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999. On August 26 1999, the Company completed a subsequent Public Offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3 (b) of the Securities Act and Regulation "D" promulgated thereunder. The Company sold to six (6) additional unaffiliated shareholders, one million (1,000,000) shares of common stock at a price of $0.05 per share for a total amount raised of fifty thousand ($50,000) dollars. As of June 30, 2002 the Company had four million (4,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty four (34) shareholders, including the three founding shareholders, of record.


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

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



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

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)




ITEM 3.    CONTROLS AND PROCEDURES



Not Applicable. See Question 6 of the Securities and Exchange Commission's Sarbanes-Oxley Act of 2002 - Frequently Asked Questions.


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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:

         REGULATION S-B
            NUMBER                         EXHIBIT

              3.1         Articles of Incorporation, as amended (2)

              3.2         Bylaws (1)

             10.1         Assignment and Bill of Sale Agreement dated June 5,
                          2003 (3)

             31.1 Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

             32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



              (1) Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025.
              (2) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025.
              (3) Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025.

         (b)  Reports on Form 8-K: None.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                GLOBAL ENERGY INC.


Date:  APRIL 14, 2004           By:   /s/ NICK DEMARE
       ---------                   ---------------------------------------------
                                   Nick DeMare
                                   President, Secretary, Treasurer and Director
                                   (Principal Executive Officer and Principal
                                   Financial Officer)