Form 10QSB/A
period 2002-09-30
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

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


                                 (604) 685-9616


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


          As of September 30, 2002 the Registrant had 4,000,000 shares of common stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

                          Yes                    No   X
                             ------                 ------

                               GLOBAL ENERGY INC.
                         (f/k/a Global Smartcards Inc.)


                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                      INDEX

Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     September 30, 2002(unaudited) and December 31, 2001.......3

                 -  Statements of Operations (unaudited) -
                    Three Months and Nine Months Ended September 30, 2002
                    and 2001, and Period from Inception (February 16,
                    1999) to September 30, 2002................................4

                 -  Statements of Cash Flows (unaudited) -
                    Three Months and Nine Months Ended September 30, 2002
                    and 2001, and Period from Inception (February  16,
                    1999) to September 30, 2002................................5


                 -  Statement of Stockholders' Equity (unaudited) -
                    Inception (February 16, 1999) Through September 30, 2002...6


                 -  Notes to Financial Statements..............................7


         Item 2. -  Management's Discussion and Analysis or
                    Plan of Operation.......................................8-10



         Item 3. -  Controls and Procedures...................................10


Part II. Other Information:

         Item 1. -  Legal Proceedings.........................................10

         Item 2. -  Changes in Securities.....................................10

         Item 3. -  Defaults Upon Senior Securities...........................10

         Item 4. -  Submission of Matters to a Vote of Security Holders.......10


         Item 5. -  Other Information.........................................11



         Item 6. -  Exhibits and Reports on Form 8-K..........................11



Signature.....................................................................12

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)






                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   2002                  2001
                                                                                     $                    $
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             33                2,514
                                                                               =============        =============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                   4,018                3,645
                                                                               -------------        -------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,000,000 shares                                      4,000                4,000
   Additional paid-in capital                                                        73,000               73,000
   (Deficit) accumulated during the development stage                               (80,985)             (78,131)
                                                                               -------------        -------------
                                                                                     (3,985)              (1,131)
                                                                               -------------        -------------
                                                                                         33                2,514
                                                                               =============        =============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30           INCEPTION TO
                                               ----------------------------  ---------------------------   SEPTEMBER 30,
                                                    2002          2001           2002          2001             2002
                                                     $              $             $              $                $
OPERATING EXPENSES
     General and administrative                        390         2,102           2,854         16,077        80,985
                                               ------------  ------------    ------------   ------------   -----------
NET (LOSS) FOR THE PERIOD                             (390)       (2,102)         (2,854)       (16,077)      (80,985)
                                               ============  ============    ============   ============   ===========
NET (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (0.0001)      (0.0005)        (0.0007)       (0.0040)      (0.0215)
                                               ============  ============    ============   ============   ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                         4,000,000     4,000,000       4,000,000      4,000,000     3,758,621
                                               ============  ============    ============   ============   ===========










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                 SEPTEMBER 30           INCEPTION TO
                                                    ----------------------------  ---------------------------   SEPTEMBER 30,
                                                         2002          2001           2002          2001             2002
                                                          $              $             $              $                $

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net (loss) for the period                             (390)        (2,102)        (2,854)       (16,077)        (80,985)
   Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
   Changes in assets and liabilities
      Increase (decrease) in accounts payable          (1,733)         2,121            373            621           4,018
      Repayment of due from
        the former President                             -              -              -            15,000            -
                                                    ----------    -----------     ----------     ----------     -----------
   Net cash (used) by operating activities             (2,123)            19         (2,481)          (456)        (76,967)
                                                    ----------    -----------     ----------     ----------     -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES
   Proceeds from sale of common shares                   -              -              -              -             77,000
                                                    ----------    -----------     ----------     ----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (2,123)            19         (2,481)          (456)             33
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                  2,156          4,543          2,514          5,018            -
                                                    ----------    -----------     ----------     ----------     -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                           33          4,562             33          4,562              33
                                                    ==========    ===========     ==========     ==========     ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)






                                                      COMMON STOCK                                (DEFICIT)
                                             ------------------------------                      ACCUMULATED
                                                                                ADDITIONAL       DURING THE        TOTAL
                                                                                  PAID-IN       DEVELOPMENTAL  STOCKHOLDERS'
                                                 SHARES          AMOUNT           CAPITAL           STAGE         EQUITY
                                             ------------------------------    -------------    -------------  -------------
Inception, February, 1999
Issued for cash                                 2,000,000     $     2,000      $      -         $      -       $      2,000

February, 1999
Issued from Public Offering                     1,000,000           1,000           24,000             -             25,000

August, 1999
Issued from Public Offering                     1,000,000           1,000           49,000             -             50,000

Net (loss) for the period                            -               -                -             (54,335)        (54,335)
                                             -------------    ------------     ------------     ------------   -------------
Balance, December 31, 1999                      4,000,000           4,000           73,000          (54,335)         22,665

Net (loss) for the year                              -               -                -              (4,147)         (4,147)
                                             -------------    ------------     ------------     ------------   -------------
Balance, December 31, 2000                      4,000,000           4,000           73,000          (58,482)         18,518

Net (loss) for the year                              -               -                -             (19,649)        (19,649)
                                             -------------    ------------     ------------     ------------   -------------
Balance, December 31, 2001                      4,000,000           4,000           73,000          (78,131)         (1,131)

Net (loss) for the period                            -               -                -              (2,854)         (2,854)
                                             -------------    ------------     ------------     ------------   -------------
Balance, September 30, 2002                     4,000,000     $     4,000      $    73,000      $   (80,985)   $     (3,985)
                                             =============    ============     ============     ============   =============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



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

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



CHANGE OF OFFICERS AND DIRECTORS


On September 30, 2002, Mr. George Polyrhonopoulos resigned as the sole director and President and Secretary of the Company. Mr. Nick DeMare was appointed the President, Secretary, Treasurer and sole director of the Company.



ITEM 3.    CONTROLS AND PROCEDURES



As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. DeMare our principal executive officer and principal financial officer. Based on this evaluation, Mr. DeMare has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.



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

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                               GLOBAL ENERGY INC.
                         (F/K/A GLOBAL SMARTCARDS INC.)



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




                                 GLOBAL ENERGY INC.


Date:   April 14, 2004           By:   /s/ NICK DEMARE
                                    --------------------------------------------
                                    Nick DeMare
                                    President, Secretary, Treasurer and Director
                                    (Principal Executive Officer and Principal
                                    Financial Officer)