Form 10QSB/A
period 2003-03-31
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

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


                                 (604) 685-9316

                           (Issuer's telephone number)


       (FORMER NAME, ADDRESS: GLOBAL SMARTCARDS INC., 38820 N 25TH AVENUE,
                            PHOENIX, ARIZONA, 85027)
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                       Yes                  No   X
                           ------              ------


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

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX

Part I.  Financial Information:

         Item 1. -  Balance Sheets -
                    March 31, 2003 (unaudited) and December 31, 2002...........3

                 -  Statements of Operations (unaudited) -
                    Three Months Ended March 31, 2003 and 2002, and
                    Period from Inception (February 16, 1999) to
                    March 31, 2003.............................................4

                 -  Statements of Cash Flows (unaudited) -
                    Three Months Ended March 31, 2003 and 2002, and
                    Period from Inception (February  16, 1999) to
                    March 31, 2003.............................................5


                 -  Statement of Stockholders' Equity (unaudited) -
                    Inception (February 16, 1999) Through March 31, 2003.......6


                 -  Notes to Financial Statements..............................7

         Item 2. -  Management's Discussion and Analysis or
                    Plan of Operation........................................8-9



         Item 3. -  Controls and Procedures....................................9



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



         Item 2. -  Changes in Securities.....................................10



         Item 3. -  Defaults Upon Senior Securities...........................10



         Item 4. -  Submission of Matters to a Vote of Security Holders.......10



         Item 5. -  Other Information.........................................10



         Item 6. -  Exhibits and Reports on Form 8-K.......................10-11



Signature.....................................................................12

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)





                                                                                 MARCH 31,           DECEMBER 31,
                                                                                   2003                  2002
                                                                                     $                    $
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                          22,456                  835
                                                                             ================       ==============

               LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                    3,199                7,384
                                                                             ----------------       --------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,600,000 shares
           (2002 - 4,000,000 shares)                                                   4,600                4,000
   Additional paid-in capital                                                        102,400               73,000
   (Deficit) accumulated during the development stage                                (87,743)             (83,549)
                                                                             ----------------       --------------
                                                                                      19,257               (6,549)
                                                                             ----------------       --------------
                                                                                      22,456                  835
                                                                             ================       ==============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                CUMULATIVE FROM
                                                            THREE MONTHS       THREE MONTHS       FEBRUARY 16,
                                                                ENDED              ENDED              1999
                                                              MARCH 31,          MARCH 31,       (INCEPTION) TO
                                                                2003               2002          MARCH 31, 2003
                                                                  $                  $                 $
OPERATING EXPENSES
   General and administrative                                     4,194               1,484             87,743
                                                          --------------      --------------    ---------------
NET (LOSS) FOR THE PERIOD                                        (4,194)             (1,484)           (87,743)
                                                          ==============      ==============    ===============
NET (LOSS) PER COMMON SHARE - BASIC
   AND DILUTED                                                 ($0.0010)           ($0.0004)          ($0.0231)
                                                          ==============      ==============    ===============
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                                        4,086,667           4,000,000          3,793,940
                                                          ==============      ==============    ===============











   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                                                     FEBRUARY 16,
                                                                  THREE MONTHS      THREE MONTHS         1999
                                                                     ENDED             ENDED        (INCEPTION) TO
                                                                   MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2003              2002             2003
                                                                       $                 $                 $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss) for the period                                          (4,194)           (1,484)          (87,743)
   Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
   Changes in assets and liabilities
      Increase (decrease) in accounts payable                         (4,185)            1,426             3,199
                                                                  -----------       -----------      ------------
   Net cash (used) by operating activities                            (8,379)              (58)          (84,544)
                                                                  -----------       -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITY
   Proceeds from sale of common shares                                30,000                 -           107,000
                                                                  -----------       -----------      ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   21,621               (58)           22,456
CASH AND CASH EQUIVALENTS
   - BEGINNING OF PERIOD                                                 835             2,514                 -
                                                                  -----------       -----------      ------------
CASH AND CASH EQUIVALENTS
   - END OF PERIOD                                                    22,456             2,456            22,456
                                                                  ===========       ===========      ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                              (DEFICIT)
                                                  COMMON STOCK                               ACCUMULATED       TOTAL
                                         ------------------------------     ADDITIONAL       DURING THE    STOCKHOLDERS'
                                                                              PAID-IN       DEVELOPMENTAL     EQUITY
                                             SHARES         AMUONT            CAPITAL           STAGE      (DEFICIENCY)
                                         ------------------------------    -------------    -------------  -------------
                                                                $                $                $              $
Inception, February, 1999
   Issued for cash                         2,000,000           2,000             -                -             2,000

February, 1999
    Issued from Public Offering            1,000,000           1,000           24,000             -            25,000

August, 1999
    Issued from Public Offering            1,000,000           1,000           49,000             -            50,000

Net (loss) for the period                       -               -                -             (54,335)       (54,335)
                                         ------------     -----------      -----------      -----------    -----------
Balance, December 31, 1999                 4,000,000           4,000           73,000          (54,335)        22,665

Net (loss) for the year                         -               -                -              (4,147)        (4,147)
                                         ------------     -----------      -----------      -----------    -----------
Balance, December 31, 2000                 4,000,000           4,000           73,000          (58,482)        18,518

Net (loss) for the year                         -               -                -             (19,649)       (19,649)
                                         ------------     -----------      -----------      -----------    -----------
Balance, December 31, 2001                 4,000,000           4,000           73,000          (78,131)        (1,131)

Net (loss) for the year                         -               -                -              (5,418)        (5,418)
                                         ------------     -----------      -----------      -----------    -----------
Balance, December 31, 2002                 4,000,000           4,000           73,000          (83,549)        (6,549)

March, 2003
    Issued for cash                          600,000             600           29,400             -            30,000

Net (loss) for the period                       -               -                -              (4,194)        (4,194)
                                         ------------     -----------      -----------      -----------    -----------
Balance, March 31, 2003                    4,600,000           4,600          102,400          (87,743)        19,257
                                         ============     ===========      ===========      ===========    ===========



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


As of March 31, 2003, management estimates the Company had sufficient cash resources to fund its overhead expenses through July 31, 2003. As of March 31, 2003, the Company did not have any on- going operations. Management was assessing the Company's future and was considering the need to acquire an operating business. Given the Company's limited resources, management sought to acquire a business without having to raise additional funds; however, at the time, it was possible the Company would need to raise additional capital, most likely through the sale of common shares, to fund any acquisition. There were no assurances, however, that the Company would be able to raise additional capital or complete any acquisition.



Subsequent to March 31, 2003, the Company acquired certain oil and gas leases in Texas from Euro- American Capital Corp. As of April 12, 2004, management believes the Company's producing oil and gas asset is providing sufficient cash flow to fund all operating activities. The Company will not require additional funds in the next 12 months to maintain its current level of operations. At this time, there are no material exploration programs required on the Company's properties. The Company, within the next 12 months, plans to review other properties for possible acquisition and if an acquisition is pursued additional funding may be required. The Company does not expect any significant changes in the number of employees.


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

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)

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

ITEM 2.  CHANGES OF SECURITIES


           During February 2003, the Company engaged in a private placement of common shares. The Company sold 600,000 shares at a price of $0.05 per share, resulting in gross proceeds of $30,000. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, since the shares were sold in a non-public offering to three purchasers, whom were friends and business associates of the Company's management and whom management believed to be sophisticated investors. Restrictive legends were placed on the stock certificates evidencing the securities issued in the transaction. No underwriters were used in the transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           By written consent dated March 24, 2003, shareholders of the Company holding 2,826,500 of the 4,600,000 outstanding shares (61.5%) of the Company's common stock approved and adopted an amendment to the Company's Articles of Incorporation changing the name of the Company to Global Energy Inc.


ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits:

           REGULATION S-B
              NUMBER                       EXHIBIT

               3.1           Articles of Incorporation, as amended

               3.2           Bylaws (1)

              10.1           Assignment and Bill of Sale Agreement dated June 5,
                             2003 (2)

              31.1 Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)



           REGULATION S-B
              NUMBER                       EXHIBIT
              32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (1) Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025.
               (2) Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025.


          (b)  Reports on Form 8-K: None.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)


                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 GLOBAL ENERGY INC.


Date:  April 14, 2004            By:   /s/ NICK DEMARE
                                    ------------------------------------------
                                    Nick DeMare
                                    President, Secretary, Treasurer and Director
                                    (Principal Executive Officer and Principal
                                    Financial Officer)