Form 10QSB/A
period 2003-06-30
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

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

Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   June 30, 2003 (unaudited) and December 31, 2002.............3

                 - Statements of Operations (unaudited) -
                   Three Months and Six Months Ended June 30, 2003 and 2002....4

                 - Statements of Cash Flows (unaudited) -
                   Three Months and Six Months Ended June 30, 2003 and 2002....5


                 - Statement of Stockholders' Equity (unaudited) -
                   Inception (February  16, 1999) Through June 30, 2003........6


                 - Notes to Financial Statements...........................7 - 8


         Item 2. - Management's Discussion and Analysis or
                   Plan of Operation......................................9 - 10



         Item 3. - Controls and Procedures....................................10



Part II. Other Information:

         Item 1. - Legal Proceedings..........................................10


         Item 2. - Changes in Securities......................................10



         Item 3. - Defaults Upon Senior Securities............................11



         Item 4. - Submission of Matters to a Vote of Security Holders........11



         Item 5. - Other Information..........................................11



         Item 6. - Exhibits and Reports on Form 8-K...........................11



Signature.....................................................................12

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)





                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2003                  2002
                                                                                     $                    $
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                        27,794                     835
   Amounts receivable                                                                6,134                     -
                                                                             --------------         ---------------
                                                                                    33,928                     835
PETROLEUM AND NATURAL GAS
   RESOURCE PROPERTIES (Note 3)                                                     14,492                     -
                                                                             --------------         ---------------
                                                                                    48,420                     835
                                                                             ==============         ===============

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                  2,846                   7,384
                                                                             --------------         ---------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,650,000 shares
        (2002 - 4,000,000 shares)                                                    4,650                   4,000
   Additional paid-in capital                                                      104,850                  73,000
  (Deficit)                                                                        (63,926)                (83,549)
                                                                             --------------         ---------------
                                                                                    45,574                  (6,549)
                                                                             --------------         ---------------
                                                                                    48,420                     835
                                                                             ==============         ===============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                            THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                            --------------------------  ---------------------------
                                                                2003          2002          2003          2002
                                                                 $             $             $              $
REVENUE
   Oil and gas revenue                                           35,865          -          35,865            -
                                                            ------------  -----------   -----------   ------------
OPERATING EXPENSES
   Production expenses                                            7,898          -           7,898            -
   Depletion                                                      3,000          -           3,000            -
   General and administrative                                     1,150          980         5,344          2,464
                                                            ------------  -----------   -----------   ------------
                                                                 12,048          980        16,242          2,464
                                                            ------------  -----------   -----------   ------------
NET INCOME (LOSS) FOR THE PERIOD                                 23,817         (980)       19,623         (2,464)
DEFICIT - BEGINNING OF THE PERIOD                               (87,743)     (79,615)      (83,549)       (78,131)
                                                            ------------  -----------   -----------   ------------
DEFICIT - END OF THE PERIOD                                     (63,926)     (80,595)      (63,926)       (80,595)
                                                            ============  ===========   ===========   ============
NET INCOME (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                                           0.0052      (0.0002)       0.0045        (0.0006)
                                                            ============  ===========   ===========   ============
WEIGHTED AVERAGE  NUMBER OF
   COMMON SHARES OUTSTANDING
    - BASIC AND DILUTED                                       4,606,593    4,000,000     4,348,066      4,000,000
                                                            ============  ===========   ===========   ============














   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                            --------------------------  ---------------------------
                                                                2003          2002          2003          2002
                                                                 $             $             $              $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                             23,817          (980)       19,623         (2,464)
   Adjustments to reconcile net (loss) to
      net cash (used) by operating activities
      Depletion                                                  3,000           -           3,000            -
   Changes in assets and liabilities
      Increase in amounts receivable                            (6,134)          -          (6,134)           -
      Increase (decrease) in accounts payable                     (353)          680        (4,538)         2,106
                                                            -----------   -----------   -----------   ------------
   Net cash (used) by operating activities                      20,330          (300)       11,951           (358)
                                                            -----------   -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Expenditures on petroleum and
      natural gas resource properties                          (14,992)          -         (14,992)
                                                            -----------   -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from sale of common shares                            -             -          30,000            -
                                                            -----------   -----------   -----------   ------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                     5,338          (300)       26,959           (358)

CASH AND CASH EQUIVALENTS
    - BEGINNING OF PERIOD                                       22,456         2,456           835          2,514
                                                            -----------   -----------   -----------   ------------
CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                             27,794         2,156        27,794          2,156
                                                            ===========   ===========   ===========   ============


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





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)






                                                                                 COMMON STOCK
                                                                        ------------------------------     ADDITIONAL
                                                                                                             PAID-IN
                                                                           SHARES           AMOUNT           CAPITAL
                                                                        --------------   -------------    -------------
                                                                                               $                $
Inception, February, 1999
   Issued for cash                                                         2,000,000           2,000             -

February, 1999
   Issued from Public Offering                                             1,000,000           1,000           24,000

August, 1999
   Issued from Public Offering                                             1,000,000           1,000           49,000
                                                                        -------------    ------------     ------------
Balance, December 31, 1999, 2000, 2001 and 2002                            4,000,000           4,000           73,000

March, 2003
   Issued for cash                                                           600,000             600           29,400

June, 2003
   Issued for property                                                        50,000              50            2,450
                                                                        -------------    ------------     ------------
Balance, June 30, 2003                                                     4,650,000           4,650          104,850
                                                                        =============    ============     ============




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


At the present time, the Company's producing oil and gas asset is providing sufficient cash flow to fund all operating activities. The Company will not require additional funds in the next 12 months to maintain its current level of operations. At this time, there are no material exploration programs required on the Company's properties. The Company, within the next 12 months, plans to review other properties for possible acquisition and if an acquisition is pursued additional funding may be required. The Company does not expect any significant changes in the number of employees.


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

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)


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


OFF BALANCE SHEET ARRANGEMENTS



The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.



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

ITEM 2.  CHANGES OF SECURITIES


         On June 5, 2003, the Company issued 50,000 shares of common stock to Euro-American Capital Corp., at a deemed price of $0.05 per share (for an aggregate deemed value of $2,500), in connection with the acquisition of certain oil and gas leases from Euro-American Capital Corp. The Company also paid Euro-American Capital Corp. $12,500 cash for the leases. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, since the shares were sold in a non-public offering to one purchaser, whom management believed to be a sophisticated investor. A restrictive legend was placed on the stock certificate evidencing the securities issued in the transaction. No underwriters were used in the transaction.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)


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


         (b)  Reports on Form 8-K:


              The following report on Form 8-K was filed during the quarter ended June 30, 2003:

              Report dated June 5, 2003, reporting, under Items 2 and 7, the acquisition of oil and gas leases from Euro-American Capital Corp.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)


                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               GLOBAL ENERGY INC.


Date: April 14, 2004           By:   /s/ NICK DEMARE
                                  ----------------------------------------------
                                  Nick DeMare
                                  President, Secretary, Treasurer and Director
                                  (Principal Executive Officer and Principal
                                  Financial Officer)