Form 10QSB/A
period 2003-09-30
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

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


          As of September 30, 2003 the Registrant had 4,650,000 shares of common stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

                        Yes                       No   X
                            ------                   -----

                               GLOBAL ENERGY INC.


                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   September 30, 2003 (unaudited) and December 31, 2002........3

                 - Statements of Operations (unaudited) -
                   Three Months and Nine Months Ended September 30, 2003
                   and 2002....................................................4

                 - Statements of Cash Flows (unaudited) -
                   Three Months and Nine Months Ended September 30, 2003
                   and 2002....................................................5


                 - Statement of Stockholders' Equity (unaudited) -
                   Inception (February 16, 1999) Through September 30, 2003....6


                 - Notes to Financial Statements.............................7-8


         Item 2. - Management's Discussion and Analysis or Plan of
                   Operation................................................9-10



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

         Item 4. - Submission of Matters to a Vote of Security Holders........10

         Item 5. - Other Information..........................................10


         Item 6. - Exhibits and Reports on Form 8-K...........................11



Signature.....................................................................12

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)





                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    2003                  2002
                                                                                      $                    $
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         32,655                   835
    Amounts receivable                                                                 6,854                   -
                                                                                -------------        --------------
                                                                                      39,509                   835
PETROLEUM AND NATURAL GAS
    RESOURCE PROPERTIES (Note 3)                                                      12,992                   -
                                                                                -------------        --------------
                                                                                      52,501                   835
                                                                                =============        ==============

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable                                                                   4,174                 7,384
                                                                                -------------        --------------

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,650,000 shares (2002 - 4,000,000 shares)             4,650                 4,000
    Additional paid-in capital                                                       104,850                73,000
    (Deficit)                                                                        (61,173)              (83,549)
                                                                                -------------        --------------
                                                                                      48,327                (6,549)
                                                                                -------------        --------------
                                                                                      52,501                   835
                                                                                =============        ==============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                               THREE MONTHS ENDED,           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------  ---------------------------
                                                                2003          2002          2003          2002
                                                                 $             $             $              $
REVENUE
    Oil and gas revenue                                          13,863           -          49,728            -
                                                            ------------  ------------  ------------  -------------
OPERATING EXPENSES
    Production expenses                                           3,041           -          10,939            -
    Depreciation and depletion                                    1,500           -           4,500            -
    General and administrative                                    6,569           390        11,913          2,854
                                                            ------------  ------------  ------------  -------------
                                                                 11,110           390        27,352          2,854
                                                            ------------  ------------  ------------  -------------
NET INCOME (LOSS) FOR THE PERIOD                                  2,753          (390)       22,376         (2,854)
DEFICIT - BEGINNING OF THE PERIOD                               (63,926)      (80,595)      (83,549)       (78,131)
                                                            ------------  ------------  ------------  -------------
DEFICIT - END OF THE PERIOD                                     (61,173)      (80,985)      (61,173)       (80,985)
                                                            ============  ============  ============  =============
NET INCOME (LOSS) PER COMMON SHARE
    - BASIC AND DILUTED                                          0.0006       (0.0001)       0.0050        (0.0007)
                                                            ============  ============  ============  =============
WEIGHTED AVERAGE  NUMBER OF
    COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                      4,650,000     4,000,000     4,449,817      4,000,000
                                                            ============  ============  ============  =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                               THREE MONTHS ENDED,           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------  ---------------------------
                                                                2003          2002          2003          2002
                                                                 $             $             $              $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss) for the period                             2,753          (390)       22,376         (2,854)
    Adjustments to reconcile net income (loss) to net
       cash provided from (used by) operating activities
          Depreciation and depletion                             1,500           -           4,500            -
    Changes in assets and liabilities
          Increase in amounts receivable                          (720)          -          (6,854)           -
          Increase (decrease) in accounts payable                1,328        (1,733)       (3,210)           373
                                                            -----------    ----------    ----------    -----------
    Net cash provided from (used by) operating activities        4,861        (2,123)       16,812         (2,481)
                                                            -----------    ----------    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITY

    Expenditures on petroleum and
       natural gas resource properties                             -             -         (14,992)           -
                                                            -----------    ----------    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITY

    Proceeds from sale of common shares                            -             -          30,000            -
                                                            -----------    ----------    ----------    -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                    4,861        (2,123)       31,820         (2,481)

CASH AND CASH EQUIVALENTS
    - BEGINNING OF PERIOD                                       27,794         2,156           835          2,514
                                                            -----------    ----------    ----------    -----------
CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                             32,655            33        32,655             33
                                                            ===========    ==========    ==========    ===========



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





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                COMMON STOCK
                                                                        ------------------------------     ADDITIONAL
                                                                                                             PAID-IN
                                                                           SHARES           AMOUNT           CAPITAL
                                                                        -------------    -------------    -------------
                                                                                              $                $
Inception, February, 1999
    Issued for cash                                                        2,000,000          2,000              -

February, 1999
    Issued from Public Offering                                            1,000,000          1,000           24,000

August, 1999
    Issued from Public Offering                                            1,000,000          1,000           49,000
                                                                        -------------    -----------      -----------
Balance, December 31, 1999, 2000, 2001 and 2002                            4,000,000          4,000           73,000

March, 2003
    Issued for cash                                                          600,000            600           29,400

June, 2003
    Issued for property                                                       50,000             50            2,450
                                                                        -------------    -----------      -----------
Balance, September 30, 2003                                                4,650,000          4,650          104,850
                                                                        =============    ===========      ===========




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


3.     PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                               $
       Acquisition cost                                      17,492
       Less:  Accumulated depreciation and depletion         (4,500)
                                                          ----------
                                                             12,992
                                                          ==========

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

                               GLOBAL ENERGY INC.


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

                               GLOBAL ENERGY INC.


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

             (1) Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025.
             (2) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025.
             (3) Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000- 28025.


         (b) Reports on Form 8-K: None.

                               GLOBAL ENERGY INC.


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