Form 10KSB
period 2003-12-31
GLOBAL ENERGY INC
filed 2004-04-14
CIK 1090967

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-KSB
(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended: DECEMBER 31, 2003

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

                        Commission file number: 000-28025

                               GLOBAL ENERGY INC.
                 (Name of small business issuer in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   86-0951473
                      (I.R.S. Employer Identification No.)

 #1305 - 1090 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V6E 3V7
              (Address of principal executive offices)                (Zip code)

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

State issuer's revenues for its most recent fiscal year:  $72,563

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days:   $NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,650,000 SHARES AS OF APRIL 12, 2004

Documents incorporated by reference:   NONE

Transitional Small Business Disclosure Format (Check one):  Yes        No   X

                               GLOBAL ENERGY INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS



PART I.........................................................................3
      ITEM 1    - DESCRIPTION OF BUSINESS......................................5
      ITEM 2    - DESCRIPTION OF PROPERTY......................................7
      ITEM 3    - LEGAL PROCEEDINGS...........................................11
      ITEM 4    - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..........11


PART II.......................................................................11
      ITEM 5    - MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................11
      ITEM 6    - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...11
      ITEM 7    - FINANCIAL STATEMENTS........................................17
      ITEM 8    - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................17
      ITEM 8A   - CONTROLS AND PROCEDURES.....................................17


PART III......................................................................18
      ITEM 9    - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..18
      ITEM 10   - EXECUTIVE COMPENSATION......................................20
      ITEM 11   - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................20
      ITEM 12   - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............21
      ITEM 13   - EXHIBITS AND REPORTS ON FORM 8-K............................22
      ITEM 14   - PRINCIPAL ACCOUNTANT FEES AND SERVICES......................22

      SIGNATURES..............................................................24

                                     PART I


This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although management believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include, but are not limited to, assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which the Company is doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                    GLOSSARY


CLASTIC                  Fragments of pre-existing sedimentary rocks.

CRUDE OIL                Mixture of hydrocarbons that exists in the liquid phase
                         in natural underground reservoirs and remains liquid at atmospheric pressure after passing through surface separating facilities.

EOCENE Early sub-division time period of the Tertiary age in geological time.

FLUVIAL                  River-like sediments.

INTER-DELTAIC            Connections  of  alluvial  areas  at the  mouth  of the
                         river.

LAMINATED                Saturated in the deposits.

NATURAL GAS              Mixture  of  hydrocarbons  and  varying  quantities  of
                         non-hydrocarbons  that  exists  either  in the  gaseous
                         phase  or  in   solution   in  crude  oil  in   natural
                         underground reservoirs.

NATURAL GAS  LIQUIDS     Hydrocarbon   components  of  reservoir  gas  that  are
                         liquefied at the surface in lease separators, field facilities, or gas processing plants. NGLs include but are not limited to ethane, propane, butanes, pentanes plus, natural gasoline, and condensate.

MCF                      One thousand cubic feet.

MIOCENE Late subdivision time period of the Tertiary age in geological time.

MMCF                     One million cubic feet.

NERITIC                  Around the region of shallow seas near a coastline.

PROVED RESERVES          Proved  reserves of crude oil,  natural gas, or natural
                         gas liquids are estimated  quantities  that  geological
                         and  engineering   data   demonstrate  with  reasonable
                         certainty to be recoverable in the future from known reservoirs under existing economic conditions.

                         Reservoirs are considered proved if economic producibility is supported by actual production or formation tests or if core analysis and/or log interpretation demonstrates economic producibility with reasonable certainty. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and
                         (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given data forward. They are expected to be revised as hydrocarbons are produced and additional data become available.

                         Proved natural gas reserves comprise non-associated gas and associated/dissolved gas. An appropriate reduction in gas reserves is required for the expected removal of natural gas liquids and the exclusion of non-hydrocarbon gases if they occur in significant quantities.

                         Reserves that can produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in that reservoir or one with similar rock and fluid properties provides support for the engineering analysis on which the project or program was based, and
                         (2) it is reasonably certain the project will proceed.

PROVED DEVELOPED
RESERVES A subcategory of proved reserves. They are those reserves that can be expected to be recovered through existing wells (including reserves behind pipe) with proved equipment and operating methods. Improved recovery reserves can be considered developed only after an improved recovery project has been installed.

PROVED UNDEVELOPED
RESERVES A subcategory of proved reserves. They are those additional reserves that are expected to be recovered from (1) future drilling of wells, (2) deepening of existing wells to a different reservoir, or (3) the installation of an improved recovery project.

ROYALTY BURDEN           Payment to the mineral  rights owners from the sales of
                         the produced hydrocarbons as defined in the oil and gas assignment agreement.

TERRIGENOUS              Deposits  formed in the sea from material  derived from
                         erosion.

YEGUA Hydrocarbon bearing sandstone formation in the Eocene time found in South Texas.

ITEM 1 - DESCRIPTION OF BUSINESS

SUMMARY

GLOBAL ENERGY INC. (the "Company") was incorporated under the laws of Nevada on February 16, 1999, as Global Smartcards Inc. On April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares, par value $0.001 per share.

In connection with its formation, a total of 2,000,000 shares of the Company's Common Stock was purchased by the three founders of the Company on February 18, 1999, for $2,000 in cash, or $0.001 per share.

Between February 23 and February 28, 1999, the Company sold 1,000,000 shares of its Common Stock at a price of $0.025 per share to approximately 25 unaffiliated subscribers. The offering was conducted pursuant to Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company filed an original Form D with the Securities and Exchange Commission on or about February 25, 1999.

On August 26, 1999, the Company completed a subsequent offering, in reliance upon the exemption from registration afforded by Sections 4(2) and 3(b) of the Securities Act and Regulation D, promulgated thereunder. The Company sold 1,000,000 shares of Common Stock to 6 additional unaffiliated subscribers at a price of $0.05 per share. The total gross proceeds from the offering were $50,000.

On February 4, 2003, the Company sold 600,000 shares of common stock, to three unaffiliated subscribers, at a price of $0.05 per share, for total gross proceeds of $30,000. The offering was conducted pursuant to Section 4(2) of the Securities Act.

In June 2003, the Company issued 50,000 shares of common stock to Euro-American Capital Corp., at a price of $0.05 per share, as partial consideration on the purchase of certain working interests in producing petroleum and natural gas leases. See "Item 2 - Description of Property."

As of March 22, 2004 the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-eight (38) shareholders of record.

The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties, as described in "Item 2 - Description of Property", and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

SALES AND REVENUE DISTRIBUTION

The Company holds working interests in two oil and gas leases located in Texas. See "Item 2 - Description of Property." The Company sells its share of petroleum, natural gas and natural gas liquids produced from its wells to a variety of purchasers at the wellhead in the United States. All of its sales are conducted with unaffiliated customers. These purchasers provide a ready market for all of the Company's production and pay the local market price, which can fluctuate based upon prevailing market conditions. Due to the number of purchasers in each area, management does not believe that the loss of one or a number of purchasers would pose a significant risk to the continuity of the Company's operations. The Company does not maintain significant inventories of petroleum or natural gas liquids.

Total revenues reported for fiscal 2002 and 2003, were as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         2003            2002
                                                          $                $
Petroleum and Natural Gas Sales
     - United States                                      72,563              -
                                                      ----------     ----------
                                                          72,563              -
                                                      ----------     ----------
Interest and Other Income
     - United States                                           -              -
     - Canada                                                  -              -
                                                      ----------     ----------
                                                               -              -
                                                      ----------     ----------
Total Revenue                                             72,563              -
                                                      ==========     ==========

COMPETITION

The Company competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

The Company considers the cost of environmental protection a necessary and manageable part of its business. Management believes the Company will be able to plan for and comply with new environmental initiatives without materially altering the Company's operating strategies.

EXPLORATION AND PRODUCTION. The Company's United States operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. The Company's operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas the Company may be able to produce from its wells and to limit the number of wells or the locations at which the Company may be able to drill.

ENVIRONMENTAL AND OCCUPATIONAL REGULATIONS. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect the Company's existing and proposed exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase the Company's overall operating expenses. As of April 12, 2004, the Company does not maintain any insurance for its operations. In the future, the Company may obtain insurance, customary in the industry, to limit its financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, the Company does not intend to maintain 100% coverage concerning any environmental claim, and it does not intend to maintain any coverage with respect to any penalty or fine required to be paid by the Company because of its violation of any federal, state or local law. The Company is committed to meeting its responsibilities to protect the environment wherever its operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. The Company cannot predict with any reasonable degree of certainty its future exposure concerning such matters. The Company considers the cost of environmental protection a necessary and manageable part of its business. Management believes the Company will be able to plan for and comply with new environmental initiatives without materially altering the Company's operating strategies.

The Company is are also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, the Company is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. The Company considers the cost of occupational safety and health a necessary and manageable part of its business. Management believes the Company will be able to plan for and comply with new occupational safety and health initiatives without materially altering its operating strategies.

EMPLOYEES

As of April 12, 2004, the Company had no employees.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company's principal business is in the acquisition of leasehold interests in petroleum and natural gas rights, and the exploration for and development, production and sale of petroleum and natural gas. All of the Company's properties are located in the continental United States. The Company is a minority interest owner in its petroleum and natural gas interests and is not an operator of any of these properties, as such, the Company does not have control over the operation or drilling activities on the properties.

AGREEMENT

On June 5, 2003, the Company finalized an agreement with Euro-American Capital Corp., a private arm's length British Columbia company ("ECC"), for the acquisition of a 6.5% working interest in an oil and gas lease in Wharton County, Texas (the "Henderson Miocene Field") and a 12.5% working interest in an oil and gas lease in Live Oak County, Texas (the "Jackson Ranch Field"). The Henderson Miocene Field covers 974.33 acres and the Jackson Ranch Field covers
444.6 acres. Pursuant to the agreement the Company paid $12,500 cash and issued 50,000 common shares, at an ascribed value of $0.05 per share, to EEC and ECC transferred to the Company the interests in the Henderson Miocene Field and the Jackson Ranch Field together with the same interests in the wells drilled on the properties. The effective date of the acquisition is January 1, 2003.

PROPERTY DESCRIPTION

The  following   property   descriptions   are  excerpted  from  an  independent
engineering evaluation, dated April 7, 2004, completed by Petrotech Engineering Ltd. ("Petrotech"), an independent petroleum consulting firm.

1.       Henderson Miocene Field, Wharton County, Texas

         Geology

         Wharton County is located in District 3 and is defined as Texas Upper Gulf Coast by the Texas Railroad Commission. The subject production is from the shallow gas of the Miocene group. Miocene depth varies from 2,000 feet to 7,000 feet within this district and is mostly gas productive. In this region, the Miocene is quite thick and is composed of terrigenous clastic sediments and was inter-deltaic area during Miocene time. The thickest section is composed of fine grained neritic deposits much of which was brought there by long- shore currents from the large deltas farther east; there is rapid transition from all-marine deposits; and there are relatively few important fluctuations of the shore line.

         Evaluation

         The Company has acquired a 6.25% working interest of the Florence Henderson #1 well in the Henderson Miocene Field in Wharton County, Texas as of January 1, 2003. The total royalty burden is 23.04%. The lease description is 974.33 acres of land, more or less, in the LP Stem Survey, A-326, Gulf Colorado and Sante Fe Railroad Co., Survey, A-730, and the Homer Cryer Survey, A-760, in Wharton County. The Florence Henderson #1 well was drilled to a total depth of 5,512 feet on September 23, 1981. The well was completed in the Miocene section between 2,529 and 2,532 feet. This is the only single gas well in the area. The cumulative production from 1981 to the end of January 2004 was over 1,186,485 Mcf of gas. The current operator is Hyquest Energy Inc. of Midland, Texas.

2.       Jackson Ranch Field, Live Oak County, Texas

         Geology

         Live Oak County is located in District 2 and is defined as South Texas by the Texas Railroad Commission. The subject production is from the Yegua gas of the Eocene sands.

         The Eocene trend extends southwestward from the end of the Yegua belt in the Texas Upper Gulf district to Zapata County on the Mexican border. Reservoirs in the Midway (Poth sand), Wilcox (Carrizo), Claiborne (Yegua), and Jackson are productive in this belt. Of these, the Wilcox is the greatest source of hydrocarbons.

         Prograding Complexes or Low-stand Deltas

         Prograding complexes are formed by deposition of sand and mud at the mouth of river systems during low stands of relative sea level. They occur in water of shallow to moderate depth. In general, they result from point source deltas or fan deltas, although very strike elongate barrier-bar/strand-plain sandstones also occur. Substantial amounts of slumping into deeper water are also common. Most of the larger fields to date in the Expanded Yegua trend produce from sandstones in the prograding complex.

         Rivers make valleys during periods of low sea level. These valleys are the sites of complex deposition during the ensuring rise in sea level. One or more levels of fluvial channel sand are frequently estuarine bay head delta, bay muds, and barrier bars and spits are also part of the bay fill sequence. Many substantial fields have been found in these incised channel deposits and despite the ease of seismic identification, more incised channel reservoirs remain to be discovered.

         Most of the production in the expanded Yegua trend has been from shallow marine deltaic and marine bar sandstones. All of the significant production has been found within the expansion fault trend at the Yegua shelf margin. A series of highly productive normally pressured to over-pressured gas reservoirs have been found with the "mid dip" Yegua. These reservoirs occur in fluvial and estuarine sandstones within the incised valleys that funneled the sand down dip. They are located either miles back on the shelf or just updip of the expanded trend. The fields have added some 200 to 300 Bcf to Yegua gas reserves, mostly in the Wharton- Jackson county fairway, but also some in Goliad County. Productive sandstones in the established trends range from 40 to 800 feet in thickness. They are mostly of very high quality, even when they are highly laminated. Permeabilities range from 100 to 1,000 millidarcies with porosities at over 25%. Gas recovery may be higher than 1,100 Mcf per acre-foot. The gas is also condensate rich.

         Yegua Trend

         The Yegua trend in this area occurs as discreet sandbars paralleling the present Gulf of Mexico coastline. The trend is interrupted by significant down to coast faulting.

         Evaluation

         The Company has acquired a 12.5% working interest in the Parker #1 and #2 wells in the Jackson Ranch Yegua Field in Live Oak County, Texas as of January 1, 2003. The total royalty burden is 23.0%. The lease description is a tract of land containing a total of 444.6 acres, more or less, out of the 4,152.04 acres "old R. J. Dobie Ranch", situated in the Dinero-Lagarto Area, Live Oak County, Texas. The mineral rights only extend to a depth of 6,200 feet below the surface.

         When the new operator (BXP Ltd., of Dallas, Texas) took over operation in the beginning of 2003, they re- arranged the piping connections and instrumentation in both the Parker #1 and Parker #2 wells. As a result, the gas production in the Parker #2 well increased. This increase caused the pressure of the gas gathering system to increase. With the increase in pressure of the gas gathering system, Parker #1 well cannot deliver sufficient pressure, resulting in a decrease in production. Because the increased gas production in Parker #2 well is a much larger amount, it was worthwhile to cut back on the gas production in Parker #1 well.

         Parker #1 Well

         The Parker #1 well was drilled to a total depth of 5,971 feet on November 27, 1982. The well was perforated from 5,275 feet to 5,284 feet in the Jackson Ranch Yegua (5300) formation on April 12, 1983. This is a single gas well in this formation. The cumulative production from 1983 to the end of January 2004 was over 656,283 Mcf of gas and a condensate ratio of over 80 barrels per MMcf of gas.

         Parker #2 Well

         The Parker #2 well was drilled to a total depth of 5,973 feet on October 16, 1984. The well was perforated from 5,294 feet to 5,303 feet and from 5,333 feet to 5,343 feet in the Jackson Ranch Yegua (5400) formation. This well initially produced oil and was classified as an oil well. On October 1996, it was reclassified as a gas well with perforations from 5,333 feet to 5,343 feet. This is also a single gas well in this formation. The cumulative production from 1988 to the end of December 2003 was over 205,683 Mcf of gas and 5,959 barrels of condensate.

OIL AND GAS RESERVES

The Company has not provided any reserve reports to any federal authorities or agencies since January 1, 2003.

The following tables set forth information regarding the Company's shares of estimated proven oil and gas reserve quantities, reserve value and discounted future net revenues. The reserve related information as at December 31, 2003, was determined through an independent engineering evaluation completed by Petrotech.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates as at December 31, 2003 only and should not be construed as being exact:

                                                                                    PRESENT VALUE OF
                                     NET RESERVES                                   ESTIMATED FUTURE
                                    TO THE COMPANY                ESTIMATED            NET REVENUES
                                ----------------------            FUTURE NET        BEFORE INCOME TAXES
                                 GAS              OIL              REVENUES          DISCOUNTED AT 10%
                                (MCFS)           (BBLS)              ($)                   ($)

Proved developed reserves       63,682           1,264             155,809               105,975
                                ======           =====             =======               =======

The constant prices at December 31, 2003, were $5.18 per Mcf of gas and $30.71 per barrel of condensate. The net reserve is the Company's share of production after deduction of royalties.

The estimated cash flow values do not represent a fair market value. The abandonment costs of these wells have not been included as the salvage values of the wellhead, tubing, and facilities are estimated to be the same.

In reviewing the reserves estimates provided above, it should be noted that there are inherent uncertainties and limitations with both the database available for analysis and the interpretation of such engineering and geological data. The judgements used in assessing the reserves are considered reasonable given the knowledge of the property reviewed. Pertinent information such as extent and character of ownership and all factual data obtained by the Company are believed to be true. A field inspection of the properties was not conducted due to the available data.

ACREAGE

As of December 31, 2003, the Company holds 1,418.93 gross acres (116.47 net acres) of condensate and gas developed acreage in Texas. There are no undeveloped leases.

VOLUMES, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with the Company's sale of oil and gas for the year ended December 31, 2003:


                                                               YEAR ENDED
                                                            DECEMBER 31, 2003
                                                       -------------------------
Net production:
     Condensate (bbls)                                             233
     Gas (Mcf)                                                  13,006

Average sales price:
    Condensate (per bbl)                                        $27.60
    Gas (per Mcf)                                                $5.08
Average production cost (Mcf)                                    $1.02

DRILLING ACTIVITY

During fiscal 2003, the Company did not participate in the drilling of any wells.

CURRENT ACTIVITIES

There are no wells currently being drilled or contemplated for drilling on any of the Company's lease interests.

PRODUCTIVE OIL AND GAS WELLS/ACRES

The following table sets forth certain information regarding the Company's ownership as of April 12, 2004, of productive oil and gas wells and acres in the areas indicated.

                                                              GROSS        NET
                                                              WELLS       WELLS
                                                             -------     -------
Gas                                                             3         0.3125
                                                             =======     =======

                                                              GROSS        NET
                                                              ACRES       ACRES
                                                             -------     -------
Gas                                                          1418.93      116.47
                                                             =======     =======

UNDEVELOPED ACREAGE

The Company does not own any undeveloped acreage.

ITEM 3 - LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any material legal proceedings contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.



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

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD

As of April 12, 2004, the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-eight (38) shareholders of record.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. On April 28, 2003, the Company changed its name to Global Energy Inc.

The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. By agreement dated June 5, 2003, the Company purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Substantially all of the Company's oil and gas exploration activities are conducted jointly with others. Because the Company owns an undivided interest in each asset and is proportionately liable for its share of each liability, the consolidated financial information reflects the Company's proportionate interest in such activities. The Company sells all of its oil and gas production on a spot basis and does not utilize forward sales contracts. The Company is not an operator of any of its oil and gas properties.

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

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

(b)      Cash Equivalents

         Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2003 and December 31, 2002, there were no cash equivalents.

(c)      Concentration of Credit Risk

         The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2003 and 2002, the Company has no funds placed in a bank beyond insured limits.

(d)      Revenue Recognition

         The Company recognizes petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Petroleum and natural gas sold is not significantly different from the Company's product entitlement.

(e)      Petroleum and Natural Gas Interests

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

         In applying the full cost method, the Company performs a ceiling test whereby the carrying value of petroleum and natural gas interests and production equipment, net of deferred income taxes, is compared periodically to an estimate of future net cash flow from the production of proven reserves. Net cash flow is estimated using period end prices, less estimated future expenditures to be incurred in developing and producing the proved reserves and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.

         Substantially all of the Company's petroleum and natural gas exploration, development and production activities are conducted jointly with others and, accordingly, the accounts reflect the Company's proportionate interest in such activities.

(f)      Impairment

         The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale. Oil and gas properties accounted for using the full cost method of accounting, a method adopted by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

(g)      Foreign Currency Translation

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

(h)      Fair Value of Financial Instruments

         Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

         Fair value approximates the amounts reflected in the financial statements for cash, amounts receivable and accounts payable.
         Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

(i)      Income Taxes

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

(j)      Earnings (Loss) Per Share

         Net earnings (loss) per share is provided in accordance with SFAS 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2003, 2002 and 2001, the Company has no dilutive common stock equivalents such as stock options.

(k)      New Technical Pronouncements

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 does not have any impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have an impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The adoption of SFAS 148 does not have any impact on the Company's financial position or results of operations.

         In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The adoption of FIN 46R in 2004 does not have an impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. The adoption of SFAS 149 is not expected to have an effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

         In June 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an effect on the Company's financial position.

(l)      Comprehensive Income

         The Company has adopted SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.


(m)      Intangible Assets

         The Company has adopted SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

         The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

(n) Accounting for Derivative Instruments and Hedging Activities

         The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

         The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

(o)      Advertising Expenses

         The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2003, 2002 and 2001.

OPERATIONS

The following discussion of the results of operations of the Company for the fiscal years ended December 31, 2003, 2002, and 2001 should be read in conjunction with the financial statements of the Company and related notes included therein.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

With the acquisition of the petroleum and natural gas properties, with an effective purchase date of January 1, 2003, the Company recorded $72,563 of revenues during fiscal 2003. This was comprised of $66,133 (13,006 mcf) of natural gas sales and $6,430 (233 barrels) of condensate sales. Production costs of $14,682 were incurred and depletion of $2,521 was recorded for 2003.

During the year ended December 31, 2003, the Company incurred $32,795 for general and administrative expenses, an increase of $27,377, from $5,418 reported for the comparable period in 2002. The increase is attributed to increased legal, regulatory filing and transfer agent costs incurred to prepare documents for the Company's common stock financing and name change. The Company also paid $10,000 for consulting services.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2002, the Company incurred $5,418 for general and administrative expenses, a decrease of $14,231 from $19,649 reported for the 2001 year. Expenses incurred in 2002 consisted of $655 for audit fees, $1,109 for legal expenses, $2,569 for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company, and $1,085 for office and miscellaneous expenses. The significant decrease in general and administrative expenses in 2002 compared to 2001 was primarily due to $7,600 of consulting fees paid to the former President of the Company in 2001 (no fees were paid in 2002) and significant fees and costs incurred in 2001 for regulatory reporting and accounting services provided by third parties, the majority of which were provided by Chase in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had working capital of $33,545. At this stage of its business, the Company has sufficient positive cash flow to fund its ongoing overhead and has no planned capital expenditures. However, it will continue to identify and review other business and investment opportunities. This may entail significant funding requirements. The Company is seeking to have its shares quoted on the Over-the-Counter Bulletin Board system (the "OTC-BB"); however, there are no assurances that the Company will be able to obtain approval for such quotations from the National Association of Securities Dealers (the "NASD"). Management believes having the shares quoted on the OTC-BB will assist the Company with fund raising activities. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement in the event the Company's shares are listed for quotation on the OTC-BB. If the Company needs to raise additional funds, any additional funds raised through the issuance of equity or convertible debt securities, will result in the dilution of the percentage ownership of the stockholders of the Company and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment.

PLAN OF OPERATIONS

At the present time, the Company's producing oil and gas assets are providing sufficient cash flow to fund all current operating activities. Management believes that the Company will not require additional funds in the next 12 months to maintain its current level of operations. At this time, there are no exploration programs required on the Company's properties. The Company, within the next 12 months, plans to review other properties for possible acquisition and if an acquisition is pursued additional funding may be required. Such financing may include the issuance of additional common stock. However, there are no assurances that the Company will be able to identify any other properties for acquisition or will be able to complete any such acquisition. The Company does not expect any significant changes in the number of employees.

Management feels having the shares quoted on the OTC-BB will give them better access to the capital markets to raise additional funding for future planned oil and gas acquisitions and drilling opportunities.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7 - FINANCIAL STATEMENTS


                               GLOBAL ENERGY INC.
    FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                Table of Contents

                                                                        Page No.

Independent Accountants' Report dated March 22, 2004 .... ...................F-2
Financial Statements:
         Balance Sheets as at December 31, 2003 and 2002.....................F-3
         Statements of Operations for the Years Ended
            December 31, 2003, 2002 and 2001.................................F-4
         Statement of Stockholders' Equity (Deficiency) for the
            Years Ended December 31, 2003, 2002 and 2001.....................F-5
         Statements of Cash Flows for the Years Ended
            December 31, 2003, 2002 and 2001.................................F-6
         Notes to Financial Statements for the Years Ended
            December 31, 2003, 2002 and 2001.................................F-7


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including
Mr. DeMare the Company's principal executive officer and principal financial officer. Based on this evaluation, Mr. DeMare has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



NAME                 AGE       POSITION
-----------          ---       ------------------------------------------------
Nick DeMare           49       PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER,
                               SECRETARY AND DIRECTOR, SINCE SEPTEMBER 30, 2002.

DEAN ROGERS           51       DIRECTOR SINCE JANUARY 7,2004.


NICK DEMARE (AGE 49), PRESIDENT, CFO, SECRETARY AND DIRECTOR

Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May, 1991, Mr. DeMare has been the President of Chase, a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:



NAMES OF REPORTING ISSUERS         POSITIONS HELD                      MARKET
------------------------------     -------------------------        ------------
Aguila American Resources Ltd.     Director                             TSXV
Andean American Mining Corp.       Director & Secretary                 TSXV
California Exploration Ltd.        Director, President & CEO        TSXV & OTCBB
Dial Thru International Inc.       Director                             OTCBB
GGL Diamond Corp.                  Director                             TSXV
Gold Point Exploration Ltd.        Director & President                 TSXV
Golden Peaks Resources Ltd.        Director                             TSXV
Goldmarca Limited                  Director                             TSXV
Halo Resources Ltd.                Director, President & CEO        TSXV & OTCBB
Hilton Resources Ltd.              Director, President & CEO        TSXV & OTCBB
Kookaburra Resources Ltd.          Director                             TSXV
Lariat Resources Ltd.              Director                             TSXV
Medina International Corp.         Director, Secretary,
                                      Treasurer & CFO                Pink Sheets
Tinka Resources Limited            Director, President &
                                      Secretary                         TSXV
Tumi Resources Limited             Director                         TSXV & OTCBB


DEAN ROGERS (AGE 51), DIRECTOR

Mr. Rogers holds a Bachelor of Science in Civil Engineering from the University of Wyoming. Since 1992, Mr. Rogers has been an independent consultant to public and private petroleum companies. Mr. Rogers specializes in consulting primarily in the Denver- Julesberg Basin of Colorado, as well as Wyoming, Oklahoma, Texas and Alberta, Canada. Mr. Rogers does not currently serve as an officer or director of any other public reporting companies.

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

COMMITTEES

The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company's audit committee. At this time, the board of directors has determined that Mr. DeMare meets the requirements of an audit committee financial expert. Mr. DeMare is not considered "independent" as that term is defined in Rule 4200 of the NASD.

CONFLICTS OF INTEREST

Mr. DeMare is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as an officer and director of the Company. Insofar as Mr. DeMare is engaged in other business activities, management anticipates he will not devote all of his time to the Company's affairs.

The Company's officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, the Company does not have a right of first refusal pertaining to opportunities that come to management's attention and may relate to the Company's business operations.

The Company's officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

The Company has not yet adopted a code of ethics that applies to the Company's principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given the Company's current operations, management does not believe a code of ethics is necessary at this stage of the Company's development.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to former and current officers during the fiscal years ended December 31, 2003, 2002 and 2001.

                                                                              LONG TERM COMPENSATION
                                                                         --------------------------------
                                                                                  AWARDS          PAYOUTS
                                               ANNUAL COMPENSATION       ----------------------   -------
                                            -------------------------                SECURITIES
                                                                OTHER    RESTRICTED  UNDERLYING                ALL
                                                               ANNUAL      STOCK     OPTIONS/                 OTHER
                                   YEAR                        COMPEN-     AWARDS       SARS        LTIP      COMPEN-
NAME AND PRINCIPAL POSITION       ENDING    SALARY    BONUS    SATION       ($)        (#)        PAYOUTS     SATION
                                  ------    -------------------------    ----------------------   -------    ---------

Nick DeMare (1)                    2003      Nil       Nil       Nil         Nil        Nil         Nil      $5,656(2)
President, Chief Executive
Officer, Secretary, Treasurer
and Director
                                   2002      Nil       Nil       Nil         Nil        Nil         Nil      $2,569(2)

Georgios Polyhronopoulos (1)       2002      Nil       Nil       Nil         Nil        Nil         Nil         Nil
(former President, Chief
Executive Officer and
Director)
                                   2001     $7,600     Nil       Nil         Nil        Nil         Nil         Nil

(1) On September 30, 2002, Mr. Polyhronopoulos resigned as President, Chief Executive Officer and Director of the Company and Mr. DeMare was elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.
(2) Charged by Chase, a private company owned by Nick DeMare, for office, secretarial and accounting services performed.

OPTION GRANTS IN LAST FISCAL YEAR

Since its inception, the Company has not granted any stock options.

COMPENSATION OF DIRECTORS

None of the Directors of the Company received director's fees or other compensation in fiscal 2003. However, Chase, a private company owned by Nick DeMare, provides office, secretarial and accounting services. During fiscal 2003 and 2002, the Company was charged $5,656 and $2,569, respectively, by Chase. As at December 31, 2003, $2,614 remained unpaid.

EMPLOYMENT CONTRACTS

The Company does not currently have any employment agreements in effect. However, Chase bills the Company for office, secretarial and accounting services provided. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 12, 2004, information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Mr. DeMare. All persons named below have sole voting and investment power over their shares except as otherwise noted. the Company's common stock is the only class of voting securities outstanding.

                                       AMOUNT AND NATURE
NAME AND ADDRESS                         OF BENEFICIAL             PERCENTAGE OF
OF BENEFICIAL OWNER                       OWNERSHIP                   CLASS (1)
-----------------------------------    -----------------           -------------

Nick DeMare                              1,712,500(2)                   36.83%
#1305-1090 West Georgia Street
Vancouver, British Columbia,
Canada V6E 3V7
President, Chief Executive Officer,
Secretary,Treasurer and Director

Dean Rogers                                    -0-                         -0-
871 Greeley Ave.
Johnstown, Colorado 80534

Officers and Directors,
as a group (2 persons)                   1,712,500(2)                   36.83%

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or through the conversion of debentures within 60 days of April 12, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 4,650,000 shares of common stock outstanding as of April 12, 2004.
(2) These shares are held by Mr. DeMare through DNG Capital Corp. (USA), a company indirectly wholly owned by Mr. DeMare.

STOCK OPTION PLAN

The Company does not have a stock option plan.

PENSION PLANS

The Company does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

CHANGE OF CONTROL

As of the date of this report, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the fiscal years ended December 31, 2003 and 2002, none of the Company's present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company's information and belief, any of the Company's former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the fiscal years ended December 31, 2003 and 2002, the Company was charged $5,656 and $2,569, respectively, by Chase, a private company owned by Nick DeMare (the Company's President, Chief Executive Officer, Treasurer and Secretary and a Director and principal shareholder of the Company), for office, secretarial and accounting services performed. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies. At December 31, 2003, $2,614 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

TRANSACTIONS WITH PROMOTERS

Georgios Polyhronopoulos, Stephen J. Antol and Larry Richardson may be deemed to "promoters" of the Company. On February 18, 1999, Messrs. Polyhronopoulos (1,500,000 shares), Antol (250,000 shares) and Richardson (250,000 shares) purchased 2,000,000 common shares from the Company for an aggregate of $2,000 ($0.001 per share). Mr.Polyhronopoulos was compensated for his services as an officer and director of the Company. Mr. Polyhronopoulos was paid $12,000 during 1999. During 2000, Mr. Polyhronopoulos did not receive a salary. In 2001 Mr. Polyhronopoulos was paid $7,600. During 2002, Mr. Polyhronopoulos did not receive a salary.

During the year ended December 31, 1999, Mr. Polyhronopoulos advanced $500 to the Company. The advance was repaid during the year ended December 31, 2001.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         REGULATION      EXHIBIT
         S-B NUMBER

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

              (1) Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025.
              (2) Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000- 28025.
              (3) Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the fourth quarter of the period covered by this Form 10-KSB.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended December 31, 2003 and 2002, the Company's principal accountant is expected to bill approximately $5,000 and billed $1,819, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

AUDIT-RELATED FEES

For the fiscal years ended December 31, 2003 and 2002, the Company's principal accountant is expected to bill $nil and billed $nil, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

For the fiscal years ended December 31, 2003 and 2002, the Company's principal accountant is expected to bill $nil and billed $nil, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

For the fiscal years ended December 31, 2003 and 2002, the Company's principal accountant is expected to bill $nil and billed $nil, respectively, for products and services other than those described above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GLOBAL ENERGY INC.

                                     Per:
                                          /s/ Nick DeMare
                                          --------------------------------------
                                          Nick DeMare
                                          President and Director

                                          Dated:  April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     Signature:

                                     /s/ Nick DeMare
                                     -------------------------------------------
                                     Nick DeMare
                                     President and Director (Principal Executive
                                     Officer, PrincipalFinancial Officer, and
                                     Principal Accounting Officer)

                                     Dated:  April 14, 2004


                                     /s/ Dean Rogers
                                     -------------------------------------------
                                     Dean Rogers
                                     Director

                                     Dated:  April 14, 2004

--------------------------------------------------------------------------------




                               GLOBAL ENERGY INC.
                        (formerly Global Smartcards Inc.)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001

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

--------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

GLOBAL ENERGY INC.
(formerly Global Smartcards Inc.))

We have audited the balance sheets of GLOBAL ENERGY INC. (formerly Global Smartcards Inc.) ("the Company") as at December 31, 2003 and 2002, the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years ended December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.







Vancouver, Canada                           "MOORE STEPHENS ELLIS FOSTER LTD."
March 22, 2004                                    Chartered Accountants








--------------------------------------------------------------------------------

MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)



                                                   DECEMBER 31,    DECEMBER 31,
                                                       2003            2002
                                                         $               $

                                   ASSETS


CURRENT ASSETS

Cash and cash equivalents                                26,459             835
Amounts receivable                                       16,861               -
                                                   ------------    ------------
                                                         43,320             835
PETROLEUM AND NATURAL GAS
   RESOURCE PROPERTIES (Note 3)                          14,971               -
                                                   ------------    ------------
                                                         58,291             835
                                                   ============    ============


                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES

Accounts payable                                          9,775           7,384
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
     Authorized - 25,000,000 shares
     Issued and outstanding -
     4,650,000 shares (2000 - 4,000,000 shares)           4,650           4,000

Additional paid-in capital                              104,850          73,000

(Deficit)                                               (60,984)        (83,549)
                                                   ------------    ------------
                                                         48,516          (6,549)
                                                   ------------    ------------
                                                         58,291             835
                                                   ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)



                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       2003            2002            2001
                                                         $               $               $

REVENUE

Oil and gas revenue                                      72,563               -               -
                                                   ------------    ------------    ------------
OPERATING EXPENSES

Production expenses                                      14,682               -               -
Depreciation and depletion                                2,521               -               -
General and administration                               32,795           5,418          19,649
                                                   ------------    ------------    ------------
                                                         49,998           5,418          19,649
                                                   ------------    ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                    22,565          (5,418)        (19,649)

INCOME TAX EXPENSE                                        7,900               -               -

TAX BENEFIT OF NET OPERATING
     LOSS CARRY FORWARD                                  (7,900)              -               -
                                                   ------------    ------------    ------------
NET INCOME (LOSS) FOR THE YEAR                           22,565          (5,418)        (19,649)
                                                   ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
     - BASIC AND DILUTED                                   0.01           (0.00)          (0.01)
                                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                              4,500,274       4,000,000       4,000,000
                                                   ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                           (EXPRESSED IN U.S. DOLLARS)





                                                                                                      TOTAL
                                           COMMON STOCK             ADDITIONAL                     STOCKHOLDER
                                   ----------------------------       PAID-IN      ACCUMULATED        EQUITY
                                      SHARES          AMOUNT          CAPITAL       (DEFICIT)      (DEFICIENCY)
                                   ------------    ------------    ------------    ------------    ------------
                                                         $               $               $               $

Balance, December 31, 2000            4,000,000           4,000          73,000         (58,482)         18,518

Net (loss) for the year                       -               -               -         (19,649)        (19,649)
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001            4,000,000           4,000          73,000         (78,131)         (1,131)

Net (loss) for the year                       -               -               -          (5,418)         (5,418)
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002            4,000,000           4,000          73,000         (83,549)         (6,549)

March, 2003
Issued from private offering            600,000             600          29,400               -          30,000

June, 2003
Issued for property                      50,000              50           2,450               -           2,500

Net income for the year                       -               -               -          22,565          22,565
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003            4,650,000           4,650         104,850         (60,984)         48,516
                                   ============    ============    ============    ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)




                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                       2003            2002            2001
                                                                         $               $               $

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net income (loss) for the year                                           22,565          (5,418)        (19,649)
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities
     Depreciation and depletion                                           2,521               -               -
Changes in assets and liabilities
     Increase in amounts receivable                                     (16,861)              -               -
     Increase in accounts payable                                         2,391           3,739           2,145
     Repayment from the former President                                      -               -          15,000
                                                                   ------------    ------------    ------------
Net cash (used in) provided by operating activities                      10,616          (1,679)         (2,504)
                                                                   ------------    ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITY

Expenditures on petroleum and natural gas resource properties           (14,992)              -               -
                                                                   ------------    ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITY

Proceeds from sale of common shares                                      30,000               -               -
                                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                25,624          (1,679)         (2,504)

CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                                    835           2,514           5,018
                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS -
     END OF PERIOD                                                       26,459             835           2,514
                                                                   ============    ============    ============


SUPPLEMENTARY CASH FLOW INFORMATION

During the year ended December 31, 2003, the Company issued 50,000 common shares at $0.05 per share, for the acquisition of petroleum and natural gas resources properties. See Note 3.



              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


1.     NATURE OF BUSINESS AND NAME CHANGE

       Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. On April 28, 2003, the Company changed its name to Global Energy Inc.

       The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. By agreement dated June 5, 2003, the Company purchased petroleum and natural gas producing properties, as described in Note 3, and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.


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

              The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

       (b)    Cash Equivalents

              Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2003 and December 31, 2002, there were no cash equivalents.

       (c)    Concentration of Credit Risk

              The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2003 and 2002, the Company has no funds placed in a bank beyond insured limits.

       (d)    Revenue Recognition

              The Company recognizes petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Petroleum and natural gas sold is not significantly different from the Company's product entitlement.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

       (e)    Petroleum and Natural Gas Interests

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

              In applying the full cost method, the Company performs a ceiling test whereby the carrying value of petroleum and natural gas interests and production equipment, net of deferred income taxes, is compared periodically to an estimate of future net cash flow from the production of proven reserves. Net cash flow is estimated using period end prices, less estimated future expenditures to be incurred in developing and producing the proved reserves and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.

              Substantially all of the Company's petroleum and natural gas exploration, development and production activities are conducted jointly with others and, accordingly, the accounts reflect the Company's proportionate interest in such activities.

       (f)    Impairment

              The Company has adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale. Oil and gas properties accounted for using the full cost method of accounting, a method adopted by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

       (g)    Foreign Currency Translation

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

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

       (h)    Fair Value of Financial Instruments

              Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

              Fair value approximates the amounts reflected in the financial statements for cash, amounts receivable and accounts payable.
              Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

       (i)    Income Taxes

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

       (j)    Earnings (Loss) Per Share

              Net earnings (loss) per share is provided in accordance with SFAS 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2003, 2002 and 2001, the Company has no dilutive common stock equivalents such as stock options.

       (k)    New Technical Pronouncements

              In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra- assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 does not have any impact on the Company's financial position or results of operations.

              In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have an impact on the Company's financial statements.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

              In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The adoption of SFAS 148 does not have any impact on the Company's financial position or results of operations.

              In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The adoption of FIN 46R in 2004 does not have an impact on the Company's financial position or results of operations.

              In April 2003, the FASB issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. The adoption of SFAS 149 is not expected to have an effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

              In June 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an effect on the Company's financial position.

       (l)    Comprehensive Income

              The Company has adopted SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

       (m)    Intangible Assets

              The Company has adopted SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

              The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

       (n)    Accounting for Derivative Instruments and Hedging Activities

              The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

              The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

       (o)    Advertising Expenses

              The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2003, 2002 and 2001.


3.     PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                                           $

       Acquisition cost, proved reserves                                 17,492
       Less:  Accumulated depreciation and depletion                     (2,521)
                                                                   ------------
                                                                         14,971
                                                                   ============

       On June 5, 2003 the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.

       No write-down was required during the year ended December 31, 2003 from the ceiling test performed. The ceiling test is a cost-recovery test and is not intended to result in an estimate of fair market value.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)


4.     STOCKHOLDERS' EQUITY

       During the year ended December 31, 2003, the Company completed a private offering, for the sale of 600,000 shares of its common stock, at a price of $0.05 per share, for $30,000 cash proceeds.

       See also Note 3.


5.     INCOME TAXES

       (a) The Company has estimated net losses for tax purposes to December 31, 2003, totalling approximately $61,000, which may be applied against future taxable income until 2017. Accordingly, there is no tax expense charged to operations for the years ended December 31, 2003 and 2002. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

       (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                       2003            2002
                                                         $               $

              Tax loss carryforwards                     21,500          27,600
              Valuation allowance                       (21,500         (27,600)
                                                   ------------    ------------
                                                              -               -
                                                   ============    ============


6.     RELATED PARTY TRANSACTIONS

       During the year ended December 31, 2003, the Company was charged $5,656 (2002 - $2,569; 2001 - $nil) for accounting and administration fees by a company controlled by the president of the Company. As of December 31, 2003, $2,614 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

       During the year ended December 31, 2001, the Company paid $7,600 professional fees to a former President of the Company.


7.     SEGMENT REPORTING

       In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

       The Company has one reportable segment, the exploration and development of oil and gas properties. The Company has concentrated its oil and gas exploration and development activities in the western United States.

                               GLOBAL ENERGY INC.
                        (FORMERLY GLOBAL SMARTCARDS INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)

8.     COMMITMENTS AND CONTINGENCIES

       The Company may be subject to various possible contingencies which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.


9.     SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

       The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed applying prices in effect at December 31, 2003. The average price used was $30.71 per barrel for condensate and $5.18 per Mcf for gas. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

       (a) The Company's share of estimated proved reserves and the changes therein are set forth below:

                                                                        GAS         CONDENSATE
                                                                       (MCF)          (BBLS)
              Proved reserves:
                 Balance, at December 31, 2002 and 2001                       -               -
                    Acquired in 2003 (Note 3)                            76,688           1,497
                    Production                                          (13,006)           (233)
                                                                   ------------    ------------
                 Balance, at December 31, 2003                           63,682           1,264
                                                                   ============    ============

              Proved developed reserves:
                 Balance, at December 31, 2002 and 2001                       -               -
                                                                   ============    ============

                 Balance, at December 31, 2003                           63,682           1,264
                                                                   ============    ============

       (b) The standardized measure of discounted future cash flows from reserve is set forth below:

                                                                       2003            2002             2001
                                                                        $                $               $

              Future cash inflows                                       368,709               -               -
              Future production and development costs                  (212,900)
              Future income tax expenses                                (54,533)              -               -
                                                                   -------------   ------------    ------------
              Future net cash flows                                     101,276               -               -
              10% discount factor                                       (32,977)              -               -
                                                                   -------------   ------------    ------------
              Standardized measure of
                 discounted future net cash flows                        68,299               -               -
                                                                   =============   ============    ============