Form 10QSB
period 2004-03-31
GLOBAL ENERGY INC
filed 2004-05-12
CIK 1090967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 2004

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

                              YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF MARCH 31, 2004 THE REGISTRANT HAD 4,650,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

                              YES [ ]    NO [X]

                               GLOBAL ENERGY INC.


                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   March 31, 2004 (unaudited)  and December 31, 2003...........3

                 - Statements of Operations (unaudited) -
                   Three Months Ended March 31, 2004 and 2003..................4

                 - Statements of Cash Flows (unaudited) -
                   Three Months March 31, 2004 and 2003........................5

                 - Statement of Stockholders' Equity (unaudited) -
                   Inception (February 16, 1999) Through March 31, 2004........6

                 - Notes to Financial Statements...............................7

         Item 2. - Management's Discussion and Analysis or Plan of Operation...8

         Item 3. - Controls and Procedures.....................................9


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

         Item 4. - Submission of Matters to a Vote of Security Holders........10

         Item 5. - Other Information..........................................10

         Item 6. - Exhibits and Reports on Form 8-K...........................10

Signature.....................................................................11

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                                   (Unaudited)





                                                    MARCH 31,      DECEMBER 31,
                                                      2004             2003
                                                        $                $
                                                                    (AUDITED)

                                   ASSETS

CURRENT ASSETS

    Cash and cash equivalents                           13,915           26,459
    Amounts receivable                                  12,905           16,861
                                                  ------------     ------------
                                                        26,820           43,320
PETROLEUM AND NATURAL GAS
    RESOURCE PROPERTIES (Note 3)                        14,671           14,971
                                                  ------------     ------------
                                                        41,491           58,291
                                                  ============     ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                    16,401            9,775
                                                  ------------     ------------

STOCKHOLDERS' EQUITY

    Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,650,000 shares         4,650            4,650
                        (2003 - 4,650,000 shares)
    Additional paid-in capital                         104,850          104,850
    (Deficit)                                          (84,410)         (60,984)
                                                  ------------     ------------
                                                        25,090           48,516
                                                  ------------     ------------
                                                        41,491           58,291
                                                  ============     ============


              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -----------------------------
                                                      2004             2003
                                                        $                $
REVENUE

    Oil and gas revenue                                  8,610                -
                                                  ------------     ------------
OPERATING EXPENSES

    Production expenses                                  3,701                -
    Depreciation and depletion                             300                -
    General and administrative                          28,035            4,194
                                                  ------------     ------------
                                                        32,036            4,194
                                                  ------------     ------------
NET LOSS FOR THE PERIOD                                (23,426)          (4,194)

DEFICIT - BEGINNING OF THE PERIOD                      (60,984)         (83,549)
                                                  ------------     ------------
DEFICIT - END OF THE PERIOD                            (84,410)         (87,743)
                                                  ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         (0.01)           (0.00)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING  - BASIC AND DILUTED                 4,650,000         4,086,667
                                                  ============     ============




              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                         $                $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                             (23,426)          (4,194)
    Adjustments to reconcile net income (loss) to net
       cash provided from (used by) operating activities
          Depreciation and depletion                                        300                -
    Changes in assets and liabilities
          Decrease in amounts receivable                                  3,956                -
          Increase (decrease) in accounts payable                         6,626           (4,185)
    Net cash provided from (used by) operating activities               (12,544)          (8,379)
                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITY

    Expenditures on petroleum and natural gas resource properties             -                -
                                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITY

    Proceeds from sale of common shares                                       -           30,000
                                                                   ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (12,544)          21,621

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          26,459              835
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                13,915           22,456
                                                                   ============     ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                          COMMON STOCK
                                                  -----------------------------
                                                                                     ADDITIONAL
                                                                                      PAID-IN
                                                     SHARES           AMOUNT          CAPITAL
                                                  ------------     ------------     ------------
                                                                         $                $

Inception, February, 1999
    Issued for cash                                  2,000,000            2,000                -

February, 1999
    Issued from public offering                      1,000,000            1,000           24,000

August , 1999
    Issued from public offering                      1,000,000            1,000           49,000
                                                  ------------     ------------     ------------
Balance, December 31, 1999, 2000, 2001 and 2002      4,000,000            4,000           73,000

March, 2003
    Issued from private offering                       600,000              600           29,400

June, 2003
    Issued for property                                 50,000               50            2,450
                                                  ------------     -------------    ------------
Balance, December 31, 2003 and March 31, 2004        4,650,000            4,650          104,850
                                                  ============     =============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)



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

       The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2003.


3.     PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                        $

       Acquisition cost, proved reserves                17,492
       Less: Accumulated depreciation and
             depletion                                  (2,821)
                                                  ------------
                                                        14,671
                                                  ============

       On June 5, 2003 the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.


4.     RELATED PARTY TRANSACTIONS

       During the three months ended March 31, 2004, the Company was charged $4,300 (2003 - $1,058) for accounting and administrative services performed by a company controlled by the President of the Company. As of March 31, 2004, $2,503 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

                               GLOBAL ENERGY INC.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Global Energy Inc. (the "Company") was incorporated under the laws of Nevada on February 16, 1999 under the name of Global Smartcards Inc. Effective April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. On February 4, 2003, the Company sold six hundred thousand (600,000) shares of common stock, to three unaffiliated shareholders, at a price of $0.05 per share, for total gross proceeds of thirty thousand dollars ($30,000). The offering was conducted pursuant to Section 4(2) of the Securities Act. On June 19, 2003, the Company issued 50,000 shares, at a price of $0.05 per share, pursuant to the petroleum and natural gas resource properties agreement. As of March 31, 2004, the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-eight (38) shareholders of record.

At the present time, the Company's producing oil and gas assets are providing sufficient cash flow to fund its petroleum operations. At this time, there are no exploration programs required on the Company's properties. The Company, within the next 12 months, plans to review other properties for possible acquisition and if an acquisition is pursued additional funding may be required. Such financing may include the issuance of additional common stock. However, there are no assurances that the Company will be able to identify any other properties for acquisition or will be able to complete any such acquisition. The Company does not expect any significant changes in the number of employees.

Management feels having the shares quoted on the OTC-BB will give them better access to the capital markets to raise additional funding for future planned oil and gas acquisitions and drilling opportunities.

DESCRIPTION OF BUSINESS

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

Substantially all of the Company's oil and gas exploration activities are conducted jointly with others. Because the Company owns an undivided interest in each asset and is proportionately liable for its share of each liability, the financial information reflects the Company's proportionate interest in such activities. The Company sells all of its oil and gas production on a spot basis and does not utilize forward sales contracts. The Company is not an operator of any of its oil and gas properties.

OPERATIONS AND LIQUIDITY

During 2004, the Company recorded $8,610 of oil and gas revenues, net of taxes. Revenue was comprised of $7,254 (1,292 mcf) of natural gas sales and $1,356 (45 barrels) of condensate sales. Average prices received in 2004 were $6,00 / mcf gas and $32.00 / bbl oil. Production costs of $3,701 were incurred and depletion of $300 was recorded for 2004. No petroleum revenue or related costs were reported in 2003 as the property interests were not acquired until June 2003.

During the three months ended March 31, 2004, the Company incurred $28,035 for general and administrative expenses, an increase of $23,841 from $4,194 reported for the comparable period in 2003. Expenses incurred in 2004 consisted of $3,062 for audit fees; $9,712 for legal expenses, primarily for preparation of the Company's year end and regulatory

                               GLOBAL ENERGY INC.


filings; $4,300 for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company; $791 for office and miscellaneous expenses; $1,410 for a technical engineering report; and $7,500 for professional and consulting services. The increased expenses in 2004 reflects the increase in corporate activities due to the petroleum assets acquired and review of potential business and asset acquisitions.

As of March 31, 2004, the Company has a working capital of $10,419. At this stage of its business, the Company does not have sufficient positive cash flow to fund its ongoing overhead. The Company has no planned capital expenditures and certain of its general and administrative expenditures are not ongoing costs and are discretionary. The Company intends to continue to identify and review other business and investment opportunities which will add positive operating cash flow. The Company will be required to raise additional funding. The Company is seeking to have its shares quoted on the Over-the-Counter Bulletin Board system (the "OTC-BB"); however, there are no assurances that the Company will be able to obtain approval for such quotations from the National Association of Securities Dealers (the "NASD"). Management believes having the shares quoted on the OTC-BB will assist the Company with fund raising activities. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement in the event the Company's shares are listed for quotation on the OTC-BB. Any additional funds raised through the issuance of equity or convertible debt securities, will result in the dilution of the percentage ownership of the stockholders of the Company and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

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

       (b)    Reports on Form 8-K:

              The following report on Form 8-K was filed during the quarter ended March 31, 2004:

              Report dated January 13, 2004, reporting, under Items 5 and 7, appointment of Dean Rogers to the Board of Directors.

                               GLOBAL ENERGY INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                GLOBAL ENERGY INC.


Date:    May 12, 2004                           By: /s/  Nick DeMare
                                                --------------------------------
                                                Nick DeMare
                                                President, Secretary, Treasurer
                                                and Director
                                                (Principal Executive Officer and
                                                Principal Financial Officer)