Form 10QSB
period 2004-06-30
GLOBAL ENERGY INC
filed 2004-08-12
CIK 1090967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 2004

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

AS OF JUNE 30, 2004 THE REGISTRANT HAD 4,650,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

                              YES [ ]    NO [X]

                               GLOBAL ENERGY INC.


                                   FORM 10-QSB

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     June 30, 2004 (unaudited)  and December 31, 2003..........3

                  -  Statements of Operations (unaudited) -
                     Six Months Ended June 30, 2004 and 2003...................4

                  -  Statements of Cash Flows (unaudited) -
                     Six Months June 30, 2004 and 2003.........................5

                  -  Statement of Stockholders' Equity (unaudited) -
                     Inception (February 16, 1999) Through June 30, 2004.......6

                  -  Notes to Financial Statements.............................7

         Item 2.  -  Management's Discussion and Analysis or Plan
                     of Operation..............................................8

         Item 3.  -  Controls and Procedures...................................9


Part II. Other Information:

         Item 1.  -  Legal Proceedings.........................................9

         Item 2.  -  Changes in Securities.....................................9

         Item 3.  -  Defaults Upon Senior Securities...........................9

         Item 4.  -  Submission of Matters to a Vote of Security Holders......10

         Item 5.  -  Other Information........................................10

         Item 6.  -  Exhibits and Reports on Form 8-K.........................10

Signature.....................................................................11

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                                   (Unaudited)





                                                     JUNE 30,      DECEMBER 31,
                                                       2004            2003
                                                         $               $
                                                                     (AUDITED)
                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                             6,158          26,459
    Amounts receivable                                    5,210          16,861
                                                   ------------    ------------
                                                         11,368          43,320
PETROLEUM AND NATURAL GAS
    RESOURCE PROPERTIES (Note 3)                         14,177          14,971
                                                   ------------    ------------
                                                         25,545          58,291
                                                   ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                     16,948          9,775
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

    Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,650,000 shares
                        (2003 - 4,650,000 shares)         4,650           4,650
    Additional paid-in capital                          104,850         104,850
    (Deficit)                                          (100,903)        (60,984)
                                                          8,597          48,516
                                                   ------------    ------------
                                                         25,545          58,291
                                                   ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ----------------------------    -----------------------------
                                                       2004            2003            2004            2003
                                                         $               $               $              $

REVENUE

    Oil and gas revenue                                  14,287          35,865          22,897          35,865
                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES

    Production expenses                                   8,405           7,898          12,106           7,898
    Depreciation and depletion                              494           3,000             794           3,000
    General and administrative                           21,881           1,150          49,916           5,344
                                                   ------------    ------------    ------------    ------------
                                                         30,780          12,048          62,816          16,242
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                        (16,493)         23,817         (39,919)         19,623

DEFICIT - BEGINNING OF THE PERIOD                       (84,410)        (87,743)        (60,984)        (83,549)
                                                   ------------    ------------    ------------    ------------
DEFICIT - END OF THE PERIOD                            (100,903)        (63,926)       (100,903)        (63,926)
                                                   ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE
    - BASIC AND DILUTED                                   (0.00)           0.01           (0.01)           0.01
                                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
       - BASIC AND DILUTED                            4,650,000       4,606,593       4,650,000       4,348,066
                                                   ============    ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                   ----------------------------    -----------------------------
                                                                       2004            2003            2004            2003
                                                                         $               $               $              $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss) for the period                                    (16,493)         23,817         (39,919)         19,623
    Adjustments to reconcile net income (loss) to net
       cash provided from (used by) operating activities
          Depreciation and depletion                                        494           3,000             794           3,000
    Changes in assets and liabilities
          Decrease (increase) in amounts receivable                       7,695          (6,134)         11,651          (6,134)
          Increase (decrease) in accounts payable                           547            (353)          7,173          (4,538)
                                                                   ------------    ------------    ------------    ------------
    Net cash provided from (used by) operating activities                (7,757)         20,330         (20,301)         11,951
                                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITY

    Expenditures on petroleum and natural gas
       resource properties                                                    -         (14,992)              -         (14,992)
                                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITY

    Proceeds from sale of common shares                                       -               -               -          30,000
                                                                   ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                 (7,757)          5,338         (20,301)         26,959

CASH AND CASH EQUIVALENTS
    - BEGINNING OF PERIOD                                                13,915          22,456          26,459             835
                                                                   ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                                       6,158          27,794           6,158          27,794
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

                               GLOBAL ENERGY INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                           COMMON STOCK             ADDITIONAL
                                                   ----------------------------       PAID-IN
                                                      SHARES          AMOUNT          CAPITAL
                                                   ------------    ------------    ------------
                                                                         $               $

Balance, December 31, 2002                            4,000,000           4,000          73,000
March, 2003
    Issued from private offering                        600,000             600          29,400
June, 2003
    Issued for property                                  50,000              50           2,450
                                                   ------------    ------------    ------------
Balance, December 31, 2003 and June 30, 2004          4,650,000           4,650         104,850
                                                   ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)



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


3.     PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                                           $

       Acquisition cost, proved reserves                                 17,492
       Less:  Accumulated depreciation and depletion                     (3,315)
                                                                      ---------
                                                                         14,177
                                                                      =========

       On June 5, 2003 the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.


4.     RELATED PARTY TRANSACTIONS

       During the six months ended June 30, 2004, the Company was charged $9,530 (2003 - $1,855) for accounting and administrative services performed by a company controlled by the President of the Company. As of June 30, 2004, $5,298 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

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

Management feels having the shares quoted on the Over-the-Counter Bulletin Board system ("OTC-BB") will give them better access to the capital markets to raise additional funding for future planned oil and gas acquisitions and drilling opportunities.

OPERATIONS AND LIQUIDITY

During 2004, the Company recorded $22,897 of oil and gas revenues, net of taxes. Revenue was comprised of $20,312 (3,735 mcf) of natural gas sales and $2,585 (79 barrels) of condensate sales. Average prices received in 2004 were $5.44 / mcf gas and $32.72 / bbl oil. Production costs of $12,106 were incurred and depletion of $794 was recorded for 2004.

During the six months ended June 30, 2004, the Company incurred $49,916 for general and administrative expenses, an increase of $44,572 from $5,344 reported for the comparable period in 2003. Expenses incurred in 2004 consisted of $3,062 for audit fees; $15,901 for legal expenses, primarily for preparation of the Company's year end and regulatory filings; $9,530 for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company; $3,037 for office and miscellaneous expenses; $1,410 for a technical engineering report; and $15,000 for professional and consulting services. The increased expenses in 2004 reflects the increase in corporate activities due to the petroleum assets acquired and ongoing reviews of potential business and asset acquisitions.

As of June 30, 2004, the Company has a working capital deficiency of $5,580. At this stage of its business, the Company's producing oil and gas assets are providing sufficient cash flow to fund its existing petroleum operations. At the time there are no exploration programs required on the Company's properties. However, the Company does not have sufficient positive cash flow to fund its ongoing overhead. The Company has no planned capital expenditures and certain of its general and administrative expenditures are not ongoing costs and are discretionary. The Company intends to continue to identify and review other business and investment opportunities which will add positive operating cash flow. The Company will be required to raise additional funding. The Company is seeking to have its shares quoted on the OTC-BB, however, there are no assurances that the Company will be able to obtain approval for such quotations from the National Association of Securities Dealers (the "NASD"). Management believes having the shares quoted on the OTC-BB will assist the Company with fund raising activities. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement in the event the Company's shares are listed for quotation on the OTC-BB. Any additional funds raised through the issuance of equity or convertible debt securities, will result in the dilution of the percentage ownership of the

                               GLOBAL ENERGY INC.


stockholders of the Company and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

                               GLOBAL ENERGY INC.


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



                                    GLOBAL ENERGY INC.


Date:    August 12, 2004      By:   /s/  Nick DeMare
                                    --------------------------------------------
                                    Nick DeMare
                                    President, Secretary, Treasurer and Director
                                    (Principal Executive Officer and Principal
                                    Financial Officer)