Form 10QSB
period 2004-09-30
GLOBAL ENERGY INC
filed 2004-11-09
CIK 1090967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  SEPTEMBER 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF SEPTEMBER 30, 2004 THE REGISTRANT HAD 4,650,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X ]

                               GLOBAL ENERGY INC.


                                   FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     September 30, 2004 (unaudited) and December 31, 2003......3

                  -  Statements of Operations (unaudited) -
                     Three Months and Nine Months Ended
                     September 30, 2004 and 2003...............................4

                  -  Statements of Cash Flows (unaudited) -
                     Three Months and Nine Months
                     September 30, 2004 and 2003...............................5

                  -  Statement of Stockholders' Equity (unaudited) -
                     Inception (February 16, 1999)
                     Through September 30, 2004................................6

                  -  Notes to Financial Statements.............................7

         Item 2.  -  Management's Discussion and Analysis or
                     Plan of Operation.........................................8

         Item 3.  -  Controls and Procedures...................................9


Part II. Other Information:

         Item 1.  -  Legal Proceedings.........................................9

         Item 2.  -  Changes in Securities.....................................9

         Item 3.  -  Defaults Upon Senior Securities...........................9

         Item 4.  -  Submission of Matters to a Vote of Security Holders......10

         Item 5.  -  Other Information........................................10

         Item 6.  -  Exhibits and Reports on Form 8-K.........................10

Signature.....................................................................11

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                                   (Unaudited)





                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2004            2003
                                                         $               $
                                                                     (AUDITED)

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                             4,238          26,459
    Amounts receivable                                   14,643          16,861
                                                   ------------    ------------
                                                         18,881          43,320
PETROLEUM AND NATURAL GAS
    RESOURCE PROPERTIES (Note 3)                         13,701          14,971
                                                   ------------    ------------
                                                         32,582          58,291
                                                   ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                     31,857           9,775
                                                   ------------    ------------
STOCKHOLDERS' EQUITY

    Common stock, $0.001 par value;
       Authorized - 25,000,000 shares
       Issued and outstanding - 4,650,000 shares
         (2003 - 4,650,000 shares)                        4,650           4,650
    Additional paid-in capital                          104,850         104,850
    (Deficit)                                          (108,775)       (60,984)
                                                   ------------    ------------
                                                            725          48,516
                                                   ------------    ------------
                                                         32,582          58,291
                                                   ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                        THREE MONTHS ENDED,              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                         $               $               $               $

REVENUE

    Oil and gas revenue                                  12,631          13,863          35,528          49,728
                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES

    Production expenses                                   8,396           3,041          20,502          10,939
    Depreciation and depletion                              476           1,500           1,270           4,500
    General and administrative                           11,631           6,569          61,547          11,913
                                                   ------------    ------------    ------------    ------------
                                                         20,503          11,110          83,319          27,352
                                                   ------------    ------------    ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                         (7,872)          2,753         (47,791)         22,376

DEFICIT - BEGINNING OF THE PERIOD                      (100,903)        (63,926)        (60,984)        (83,549)
                                                   ------------    ------------    ------------    ------------
DEFICIT - END OF THE PERIOD                            (108,775)        (61,173)       (108,775)        (61,173)
                                                   ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
    - BASIC AND DILUTED                                   (0.00)           0.00           (0.01)           0.01
                                                   ============    ============    ============    ============
WEIGHTED AVERAGE  NUMBER OF
    COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                              4,650,000       4,650,000       4,650,000       4,449,817
                                                   ============    ============    ============    ============






              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                               THREE MONTHS ENDED,             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              2004            2003            2004            2003
                                                                $               $               $               $

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss) for the period                            (7,872)          2,753         (47,791)         22,376
    Adjustments to reconcile net income (loss) to net
       cash provided from (used by) operating activities
          Depreciation and depletion                               476           1,500           1,270           4,500
    Changes in assets and liabilities
          Decrease (increase) in amounts receivable             (9,433)           (720)          2,218          (6,854)
          Increase (decrease) in accounts payable               14,909           1,328          22,082          (3,210)
                                                          ------------    ------------    ------------    ------------
    Net cash provided from (used by) operating activities       (1,920)          4,861         (22,221)         16,812
                                                          ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITY

    Expenditures on petroleum and natural gas
       resource properties                                           -               -               -         (14,992)
                                                          ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITY

    Proceeds from sale of common shares                              -               -               -          30,000
                                                          ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (1,920)          4,861         (22,221)         31,820

CASH AND CASH EQUIVALENTS
    - BEGINNING OF PERIOD                                        6,158          27,794          26,459             835
                                                          ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                              4,238          32,655           4,238          32,655
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

                               GLOBAL ENERGY INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                 COMMON STOCK              ADDITIONAL
                                                          ----------------------------       PAID-IN
                                                             SHARES           AMOUNT         CAPITAL
                                                          ------------    ------------    ------------
                                                                                $                $

Balance, December 31, 2002                                   4,000,000           4,000          73,000

March, 2003
    Issued from private offering                               600,000             600          29,400
June, 2003
    Issued for property                                         50,000              50           2,450
                                                          ------------    ------------    ------------
Balance, December 31, 2003 and September 30, 2004            4,650,000           4,650         104,850
                                                          ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)



1.     NATURE OF BUSINESS

       Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. On April 28, 2003, the Company changed its name to Global Energy Inc. to reflect its change in focus.


2.     SIGNIFICANT ACCOUNTING POLICIES

       The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

       The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2003.


3.     PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                                $

       Acquisition cost, proved reserves                       17,492
       Less:  Accumulated depreciation and depletion           (3,791)
                                                          -----------
                                                               13,701
                                                          ===========

       On June 5, 2003, the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.


4.     RELATED PARTY TRANSACTIONS

       During the nine months ended September 30, 2004, the Company was charged $12,030 (2003 - $3,096) for accounting and administrative services performed by a company controlled by the President of the Company. As of September 30, 2004, $6,798 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

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

Management feels having the Company's common shares quoted on the Over-the-Counter Bulletin Board system ("OTC-BB") will give it better access to the capital markets to raise additional funding for future planned oil and gas acquisitions and drilling opportunities and will seek to have tst shares quoted on the OTC-BB.

OPERATIONS AND LIQUIDITY

During 2004, the Company recorded $35,528 of oil and gas revenues, net of taxes. Revenue was comprised of $32,106 (5,939 mcf) of natural gas sales and $3,422 (97 barrels) of condensate sales. Average prices received in 2004 were $5.92 / mcf gas and $36.91 / bbl oil. Production costs of $20,502 were incurred and depletion of $1,270 was recorded for 2004.

During the nine months ended September 30, 2004, the Company incurred $61,547 for general and administrative expenses, an increase of $49,634 from $11,913 reported for the comparable period in 2003. Expenses incurred in 2004 consisted of $3,062 for audit fees; $17,138 for legal expenses, primarily for preparation of the Company's year end and regulatory filings; $12,030 for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company; $2,940 for office and miscellaneous expenses; $1,410 for a technical engineering report; and $22,500 for professional and consulting services. The increased expenses in 2004 reflects the increase in corporate activities due to the petroleum assets acquired and ongoing reviews of potential business and asset acquisitions.

As of September 30, 2004, the Company has a working capital deficiency of $12,976. At this stage of its business, the Company's producing oil and gas assets are providing sufficient cash flow to fund its existing petroleum operations. At this time there are no exploration programs required on the Company's properties. However, the Company does not have sufficient positive cash flow to fund its ongoing overhead. The Company has no planned capital expenditures and certain of its general and administrative expenditures are discretionary. The Company intends to continue to identify and review other business and investment opportunities which will add positive operating cash flow. The Company will be required to raise additional funding. The Company is seeking to have its shares quoted on the OTC- BB, however, there are no assurances that the Company will be able to obtain approval for such quotations from the National Association of Securities Dealers (the "NASD"). Management believes having the shares quoted on the OTC- BB will assist the Company with fund raising activities. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement in the event the Company's shares are listed for quotation on the OTC-BB. Any additional funds raised through the issuance of equity or convertible debt securities, will result in the dilution of the percentage ownership of the stockholders of the

                               GLOBAL ENERGY INC.


Company and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

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

       (b)    Reports on Form 8-K:

              The following report on Form 8-K was filed during the nine months ended September 30, 2004:

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



                                    GLOBAL ENERGY INC.


Date:  November 4, 2004             By:   /s/  Nick DeMare
                                          --------------------------------------
                                          Nick DeMare
                                          President, Secretary, Treasurer and
                                          Director
                                         (Principal Executive Officer and
                                          Principal Financial Officer)