Form 10KSB
period 2004-12-31
GLOBAL ENERGY INC
filed 2005-03-24
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  DECEMBER 31, 2004

[ ] Transition Report Under Section 13 or 15 (D) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

                        Commission file number: 000-28025

                               GLOBAL ENERGY INC.
                 (Name of small business issuer in its charter)

          NEVADA                                           86-0951473
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 #1305 - 1090 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V6E 3V7
               (Address of principal executive offices) (Zip code)

                                 (604) 685-9316
                (Issuer's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year:    $57,616

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a
specified date within the past 60 days:       $NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             4,650,000 SHARES OF COMMON STOCK, AS OF MARCH 18, 2005

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No  [X]

                               GLOBAL ENERGY INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS


PART I.........................................................................3
         Item 1.  Description of Business......................................6
         Item 2.  Description of Property.....................................13
         Item 3.  Legal Proceedings...........................................17
         Item 4.  Submission of Matters to a Vote of Securityholders..........17

PART II.......................................................................17
         Item 5.   Market for Common Equity, Related Stockholder
                   Matters and Small Business Issuer Purchases
                   of Equity Securities.......................................17
         Item 6.   Management's Discussion and Analysis or Plan
                   of Operation...............................................18
         Item 7.   Financial Statements.......................................23
         Item 8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................23
         Item 8A.  Controls and Procedures....................................23
         Item 8B.  Other Information..........................................24

PART III......................................................................24
         Item 9.   Directors and Executive Officers of the Registrant.........24
         Item 10.  Executive Compensation.....................................26
         Item 11.  Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters.............27
         Item 12.  Certain Relationships and Related Transactions.............28
         Item 13.  Exhibits...................................................28
         Item 14.  Principal Accountant Fees and Services.....................29

SIGNATURES....................................................................30

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

PROVED RESERVES                     Proved  reserves of crude oil,  natural gas,
                                    or  natural  gas   liquids   are   estimated
                                    quantities  that  geological and engineering
                                    data demonstrate  with reasonable  certainty
                                    to be recoverable in future years from known
                                    reservoirs   under  existing   economic  and
                                    operating conditions, i.e., prices and costs
                                    as of the date the estimate is made.  Prices
                                    include consideration of changes in existing
                                    prices    provided   only   by   contractual
                                    arrangements, but not on escalations based upon future conditions.

                                    Reservoirs are considered proved if economic
                                    producibility  is supported by either actual
                                    production or conclusive  formation tests or
                                    if core analysis  and/or log  interpretation
                                    demonstrates  economic   producibility  with
                                    reasonable   certainty.   The   area   of  a
                                    reservoir  considered  proved  includes  (1)
                                    that  portion  delineated  by  drilling  and
                                    defined by fluid  contacts,  if any, and (2)
                                    the immediately  adjoining  portions not yet
                                    drilled  that can be  reasonably  judged  as
                                    economically  productive  on  the  basis  of
                                    available  geological and engineering  data.
                                    In the  absence  of data on fluid  contacts,
                                    the lowest known  structural  occurrence  of
                                    hydrocarbons controls the lower proved limit
                                    of  the  reservoir.   Proved   reserves  are
                                    estimates of hydrocarbons to be recovered from a given data forward. They are expected to be revised as hydrocarbons are produced and additional data become available.

                                    Reserves  that  can  produced   economically
                                    through  the   application   of  established
                                    improved recovery techniques are included in
                                    the   proved   classification   when   these
                                    qualifications   are  met:  (1)   successful
                                    testing by a pilot project, or the operation
                                    of an installed  program in that  reservoir,
                                    provides   support   for   the   engineering
                                    analysis on which the project or program was
                                    based, and (2) it is reasonably  certain the
                                    project  will  proceed.  Estimates of proved
                                    reserves do not  include  the  following:(1)
                                    oil that may  become  available  from  known
                                    reservoirs  but is classified  separately as
                                    indicated  additional  reserves;  (2)  crude
                                    oil,  natural  gas, and natural gas liquids,
                                    the   recovery   of  which  is   subject  to
                                    reasonable  doubt because of  uncertainty as
                                    to geology,  reservoir  characteristics,  or
                                    economic  factors;  (3) crude  oil,  natural
                                    gas, and natural gas liquids, that may occur
                                    in undrilled  prospects;  and (4) crude oil,
                                    natural gas,  and natural gas liquids,  that
                                    may be  recovered  from  oil  shales,  coal,
                                    gilsonite  and other  such  sources.  PROVED
                                    DEVELOPED  RESERVES A subcategory  of proved
                                    reserves.  They are those  reserves that can
                                    be expected to be recovered through existing
                                    wells with existing  equipment and operating
                                    methods.  Additional oil and gas expected to
                                    be  obtained  through  application  of fluid
                                    injection   or   other   improved   recovery
                                    techniques  for  supplementing  the  natural
                                    forces and  mechanisms  of primary  recovery
                                    are considered  developed only after testing
                                    by a pilot project or after the operation of
                                    an installed  program has confirmed  through
                                    production  response that increased recovery
                                    will   be   achieved.

PROVED UNDEVELOPED RESERVES         A subcategory of proved  reserves.  They are
                                    reserves  that are  expected to be recovered
                                    from new wells on undrilled acreage, or from
                                    existing  wells  where  a  relatively  major
                                    expenditure  is required  for  recompletion.
                                    Reserves on undrilled acreage are limited to
                                    those drilling units  offsetting  productive
                                    units   that  are   reasonably   certain  of
                                    production when drilled. Proved reserves for
                                    other undrilled units are claimed only where
                                    it can be  demonstrated  with certainty that
                                    there is continuity  of production  from the
                                    existing productive formation. Estimates for
                                    proved   undeveloped    reserves   are   not
                                    attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

ITEM 1.           DESCRIPTION OF BUSINESS

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

As of March 18, 2005 the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by thirty-eight (38) shareholders of record.

The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties, as described in "Item 2 - Description of Property", and commenced operations as an independent energy company engaged in the acquisition of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

While the Company continues to explore the feasibility of acquiring other oil and gas projects, management believes it is in the best interests of the Company and its shareholders to consider other business opportunities. As of the date of this report, management is focusing its efforts on identifying and reviewing other business opportunities. As of the date of this report, the Company has not entered into any agreements relating to the acquisition of another business.

The Company does not intend to restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of any kind or nature. The Company may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, the Company has virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company offers.

Management anticipates that the Company may be able to participate in only limited potential business ventures because the Company has nominal assets and limited financial resources. The Company's lack of diversification should be considered a substantial risk to its shareholders because it may not permit the Company to offset potential losses from one venture against gains from another.

The Company does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition. It is anticipated that the Company will incur expenses in connection with its review of other business opportunities.

Management anticipates that the search for an alternate business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with our acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which includes providing audited financial statements to be included within the numerous filings required under the Exchange Act. However, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company's officers and directors will analyze new business opportunities. The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present affiliations and relationships of its officers and directors, or by its shareholders. In analyzing prospective business opportunities, the Company will consider such matters as:

         -    available technical, financial and managerial resources;
         -    working capital and other financial requirements;
         -    history of operations, if any;
         - prospects for the future, and the nature of present and expected competition;
         - quality and experience of management services which may be available and the depth of that management;
         -    potential for further research, development, or exploration;
         -    potential for growth, expansion and profit; and
         - perceived public recognition of name identification, products and services.

The Company's officers and/or directors may meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors.

The Company will rely upon the efforts of its officers, directors and, to a much lesser extent, the efforts of its shareholders, in implementing its identification and review of other business opportunities. During the fiscal year ended December 31, 2004, the Company incurred consulting fees of $ 30,000 in connection with the identification and review of potential business acquisition candidates.

ACQUISITION STRUCTURE

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the

Company's present management and shareholders will no longer be in control of the Company. In addition, the Company's directors and officers may, as part of the terms of the acquisition transaction, resign and be replaced by new directors and officers without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. At this time, the Company does not anticipate registering any additional securities until a merger or acquisition is consummated.

While the actual terms of a transaction cannot be predicted, it may be expected that the parties will desire to avoid the creation of a taxable event and structure the acquisition in a so-called "tax-free" reorganization under the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the Company's shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the Company's shareholders.

The  Company  will  participate  in  a  business   opportunity  only  after  the
negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements:

         - require some specific representations and warranties by all of the parties;
         -    specify certain events of default;
         - detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing;
         - outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants;
         -    set forth remedies on default; and
         -    include miscellaneous other terms.

The Company does not intend to consider an opportunity where the entity cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction; however, there is no assurance that such statements will, in fact, be provided within a reasonable time after closing of any proposed transaction.

RISK FACTORS

The Company's search for a business opportunity is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS. The Company does not have significant operations or revenues. The Company has minimal assets and financial resources. The Company will, in all likelihood, continue to incur operating expenses until it can acquire another business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a combination. As a result, the Company may continue to incur net operating losses that will increase continuously.

SPECULATIVE NATURE OF OUR OPERATIONS. In the event the Company completes a business combination, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company . The Company cannot make any assurances that it will be able to negotiate a business combination on terms favorable to the Company.

NO STANDARDS FOR BUSINESS COMBINATION. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved. Accordingly, the Company may enter into a business combination with a business opportunity having:

         -  no significant  operating history;
         -  losses;  limited or no potential for earnings;
         -  limited assets;
         -  negative net worth; or
         - other characteristics that are indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 20 hours per month to the Company's business. The Company has not entered into employment agreements with any of its current officers and its is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arm's length transactions may also arise in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Securities Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude the Company from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Securities Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to the Company, results of market research indicating that market demand exists for the transactions the Company is contemplating. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, the Company cannot make any assurances it will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's operations, even if successful, will in all likelihood result in the Company engaging in a business combination with another entity. Consequently, the Company's activities may be limited to those engaged in by any entity with which it merges or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with the Company's operations.

GOVERNMENT REGULATION. Although the Company will be subject to the reporting requirements under the Securities Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has not obtained a formal determination from the Securities and Exchange

Commission as to its status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject the Company to civil and criminal penalties and could cause the Company to cease operations.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require the Company's management and/or affiliates to sell or transfer all or a portion of the Company's common stock held by them and/or to resign as members of the Company's board of directors. The resulting change in control of the Company could result in removal of one or more of the Company's present officers and directors and a corresponding reduction in or elimination of their participation in the Company's future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. If the Company engages in a business combination with a private entity, in all likelihood, such a combination would result in the Company issuing securities to the owners of such private entity. The issuance of the Company's previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by the Company's present and prospective shareholders and may result in a change in control or management of the Company.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF OUR SECURITIES. The SEC has adopted rules that regulate broker- dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Since the Company's shares are traded for less than $5.00 per share, the shares are subject to the SEC's penny stock rules until such time as (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must obtain a written acknowledgment from the purchaser that the purchaser has received the disclosure document. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Such rules and regulations may make it difficult for holders to sell the common stock of the Company, and they may be forced to hold it indefinitely.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

OIL AND GAS OPERATIONS

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

Total revenues reported for fiscal 2004 and 2003, were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                        $                $
        Petroleum and Natural Gas Sales
             - United States                            57,616           72,563
                                                        57,616           72,563
                                                  ------------     ------------
        Interest and Other Income
             - United States                                 -                -
             - Canada                                        -                -
                                                  ------------     ------------
                                                             -                -
        Total Revenue                                   57,616           72,563
                                                  ============     ============

COMPETITION

The Company competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

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

ENVIRONMENTAL AND OCCUPATIONAL REGULATIONS. Various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect the Company's existing production operations and the costs attendant thereto. These laws and regulations increase the Company's overall operating expenses. As of March 18, 2005, the Company does not maintain any insurance for its operations. In the future, the Company may obtain insurance, customary in the industry, to limit its financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil, salt water or other substances. However, the Company does not intend to maintain 100% coverage concerning any environmental claim, and it does not intend to maintain any coverage with respect to any penalty or fine required to be paid by the Company because of its violation of any federal, state or local law. The Company is committed to meeting its responsibilities to protect the environment wherever its operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. The Company cannot predict with any reasonable degree of certainty its future exposure concerning such matters. The Company considers the cost of environmental protection a necessary and manageable part of its business. Management believes the Company will be able to plan for and comply with new environmental initiatives without materially altering the Company's operating strategies.

The Company is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, the Company is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. The Company considers the cost of occupational safety and health a necessary and manageable part of its business. Management believes the Company will be able to plan for and comply with new occupational safety and health initiatives without materially altering its operating strategies.

INVESTMENT COMPANY ACT OF 1940. Although the Company will be subject to regulation under the Securities Act of 1933, and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940. In the event the Company engages in a business combination which results in the Company holding a passive investment interest in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to its status under the Investment Company Act. Consequently, a violation of the Investment Company Act could subject the Company to civil and criminal penalties and could cause the Company to cease operations.

INVESTMENT ADVISERS ACT OF 1940. Under the Investment Advisers Act of 1940, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. The Company will only seek to locate a suitable merger or acquisition candidate, and does not intend to engage in the business of advising others in investment matters for a fee or otherwise.

EMPLOYEES

The Company has no full time employees. Mr. DeMare, a director of the Company and the Company's Chief Executive Officer, President, Secretary and Treasurer has agreed to allocate a portion of his time to our activities. Mr. DeMare anticipates that the Company's business plan can be implemented by his devoting an aggregate of 20 hours per month to the Company's business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. DeMare. The Company does not expect any significant changes in the number of employees, until it completes the acquisition of another business.

The Company's officers and directors are or may become involved with other companies who have a business purpose similar to the Company's. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and one of the Company's officers or directors is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another company they are affiliated with, they will disclose the opportunity to all such companies.


ITEM 2.           DESCRIPTION OF PROPERTY

Currently the Company's business consists of the acquisition of leasehold interests in petroleum and natural gas rights. All of the Company's properties are located in the continental United States. The Company is a minority interest owner in its petroleum and natural gas interests and is not an operator of any of these properties, as such, the Company does not have control over the operation or drilling activities on the properties. Management of the Company is also reviewing other business opportunities for the Company. See "Item 1. Description of Business."

AGREEMENT

On June 5, 2003, the Company finalized an agreement with Euro-American Capital Corp., a private arm's length British Columbia company ("ECC"), for the acquisition of a 6.5% working interest in an oil and gas lease in Wharton County, Texas (the "Henderson Miocene Field") and a 12.5% working interest in an oil and gas lease in Live Oak County, Texas (the "Jackson Ranch Field"). The Henderson Miocene Field covers 974.33 acres and the Jackson Ranch Field covers
444.6 acres. Pursuant to the agreement the Company paid $12,500 cash and issued 50,000 common shares, at an ascribed value of $0.05 per share, to ECC and ECC transferred to the Company the interests in the Henderson Miocene Field and the Jackson Ranch Field together with the same interests in the wells drilled on the properties. The Company also incurred $2,492 for costs associated with the property acquisition. The effective date of the acquisition is January 1, 2003.

PROPERTY DESCRIPTION

The  following   property   descriptions   are  excerpted  from  an  independent
engineering  evaluation,   dated  February  25,  2005,  completed  by  Petrotech
Engineering Ltd. ("Petrotech"), an independent petroleum consulting firm.

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

         EVALUATION

         The Company has acquired a 6.25% working interest of the Florence Henderson #1 well in the Henderson Miocene Field in Wharton County, Texas as of January 1, 2003. The total royalty burden is 23.04%. The lease description is 974.33 acres of land, more or less, in the LP Stem Survey, A-326, Gulf Colorado and Sante Fe

         Railroad Co., Survey, A-730, and the Homer Cryer Survey, A-760, in Wharton County. The Florence Henderson #1 well was drilled to a total depth of 5,512 feet on September 23, 1981. The well was completed in the Miocene section between 2,529 and 2,532 feet. This is the only single gas well in the area. The cumulative production from 1981 to the end of December 2004 was over 1,240,230 Mcf of gas. The current operator is Hyquest Energy Inc. of Midland, Texas.

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

         Most of the production in the expanded Yegua trend has been from shallow marine deltaic and marine bar sandstones. All of the significant production has been found within the expansion fault trend at the Yegua shelf margin. A series of highly productive normally pressured to over-pressured gas reservoirs have been found with the "mid dip" Yegua. These reservoirs occur in fluvial and estuarine sandstones within the incised valleys that funneled the sand down dip. They are located either miles back on the shelf or just updip of the expanded trend. The fields have added some 200 to 300 billion cubic feet ("Bcf") to Yegua gas reserves, mostly in the Wharton-Jackson county fairway, but also some in Goliad County. Productive sandstones in the established trends range from 40 to 800 feet in thickness. They are mostly of very high quality, even when they are highly laminated. Permeabilities range from 100 to 1,000 millidarcies with porosities at over 25%. Gas recovery may be higher than 1,100 Mcf per acre-foot. The gas is also condensate rich.

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

         When the current operator, BXP Ltd., of Dallas, Texas, took over operation in the beginning of 2003, they re- arranged the piping connections and instrumentation in both the Parker #1 and Parker #2 wells. As a result, the gas production in the Parker #2 well increased. This increase caused the pressure of the gas gathering system to increase. With the increase in pressure of the gas gathering system, Parker #1 well cannot deliver sufficient pressure, resulting in a decrease in production. Because the increased gas production in Parker #2 well is a much larger amount, it was worthwhile to cut back on the gas production in the Parker #1 well.

         PARKER #1 WELL

         The Parker #1 well was drilled to a total depth of 5,971 feet on November 27, 1982. The well was perforated from 5,275 feet to 5,284 feet in the Jackson Ranch Yegua (5300) formation on April 12, 1983. This is a single gas well in this formation. The cumulative production from 1983 to the end of December 2004 was over 661,310 Mcf of gas.

         PARKER #2 WELL

         The Parker #2 well was drilled to a total depth of 5,973 feet on October 16, 1984. The well was perforated from 5,294 feet to 5,303 feet and from 5,333 feet to 5,343 feet in the Jackson Ranch Yegua (5400) formation. This well initially produced oil and was classified as an oil well. On October 1996, it was reclassified as a gas well with perforations from 5,333 feet to 5,343 feet. This is also a single gas well in this formation. The cumulative production from 1988 to the end of December 2004 was over 269,229 Mcf of gas and 6,222 barrels of condensate.

OIL AND GAS RESERVES

The Company has not filed with or included in reports to any other federal authority or agency since January 1, 2004, any estimates of total, proved net oil or gas reserves.

The following tables set forth information regarding the Company's shares of estimated proven oil and gas reserve quantities, reserve value and discounted future net revenues. The reserve related information as at December 31, 2004 and 2003, was determined through independent engineering evaluations completed by Petrotech.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve information represents estimates as at December 31, 2004 and 2003 only and should not be construed as being exact:

                                                                                 PRESENT VALUE OF
                                                                                 ESTIMATED FUTURE
                                    NET RESERVES TO THE COMPANY      ESTIMATED   NET REVENUES
                                    ---------------------------     FUTURE NET   BEFORE INCOME TAXES
                                        GAS          CONDENSATE      REVENUES    DISCOUNTED AT 10%
                                       (MCFS)           (BBLS)          ($)             ($)

Proved developed reserves:

     December 31, 2004                 51,623             549         177,959          117,196
                                       ======           =====         =======          =======
     December 31, 2003                 63,682           1,264         101,276           68,299
                                       ======           =====         =======          =======

The constant prices at December 31, 2004, were $7.10 (2003 - $5.18) per Mcf of gas and $41.77 (2003 - $30.71) per barrel of condensate. The net reserve is the Company's share of production after deduction of royalties.

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

ACREAGE

As of December 31, 2004, the Company holds 1,418.93 gross acres (116.47 net acres) of condensate and gas developed acreage in Texas. There are no undeveloped leases.

VOLUMES, PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with the Company's sale of oil and gas for the periods:

                                               YEAR ENDED DECEMBER 31
                                              ------------------------
                                                2004              2003
                                              ------            ------
        Net production:
             Condensate (bbls)                   156               233
             Gas (Mcf)                         9,008            13,006

        Average sales price:
            Condensate (per bbl)               $36.40           $27.60
            Gas (per Mcf)                       $5.77            $5.08

        Average production cost (Mcf)           $2.42            $1.02

DRILLING ACTIVITY

During fiscal 2004, the Company did not participate in the drilling of any wells.

CURRENT ACTIVITIES

There are no wells currently being drilled or contemplated for drilling on any of the Company's lease interests.

PRODUCTIVE OIL AND GAS WELLS/ACRES

The following table sets forth certain information regarding the Company's ownership as of March 18, 2005, of productive oil and gas wells and acres in the areas indicated.

               GROSS             NET            GROSS           NET
               WELLS            WELLS           ACRES          ACRES
             ----------      ----------      ----------      ----------
Gas              3             0.3125          1418.9          116.47
             ==========      ==========      ==========      ==========

UNDEVELOPED ACREAGE

As of March 18, 2005, the Company does not own any undeveloped acreage.

DELIVERY COMMITMENTS

As of March 18, 2005, the Company does not have any existing contracts or agreements pursuant to which it is obligated to provide a fixed and determinable quantity of oil or gas in the future.

PRINCIPAL OFFICES

The Company's offices are provided by Chase as part of the Company's arrangement with Chase. See "Item 12. Certain Relationships And Related Transactions." It is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any material legal proceedings contemplated.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock has been listed on the over-the-counter bulletin board ("OTCBB") since November 19, 2004, under the symbol "GEYI"; however, based upon information received from the OTCBB, as of February 28, 2005, no trades had taken place and no bid or ask quotations had been entered. On March 16, 2005, no bid price was posted for the common stock on the OTC Bulletin Board.

DIVIDENDS

The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements, applicable contractual restrictions and other factors as the board of directors deems relevant.

STOCK OPTIONS AND SHARE PURCHASE WARRANTS

There are no outstanding stock options or share purchase warrants to purchase securities of the Company.

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD

As of March 18, 2005, the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by thirty-eight (38) shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any securities during the fiscal year ended December 31, 2004.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

No purchases of shares or other units of any class of the Company's common stock was made by or on behalf of the Company or any "affiliated purchaser" during the period from October 1, 2004 through December 31, 2004. For purposes of this paragraph "affiliated purchaser" means:

1. A person acting, directly or indirectly, in concert with the Company for the purpose of acquiring the Company's securities; or

2. An affiliate who, directly or indirectly, controls the Company's purchases of such securities, whose purchases are controlled by the Company, or whose purchases are under common control with those of the Company; Provided, however, that "affiliated purchaser" shall not include a broker, dealer, or other person solely by reason of such broker, dealer, or other person effecting purchases under Rule 10b-18 under the Securities Exchange Act of 1934 on behalf of the Company or for its account, and shall not include an officer or director of the Company solely by reason of that officer or director's participation in the decision to authorize Rule 10b-18 purchases by or on behalf of the Company.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. On April 28, 2003, the Company changed its name to Global Energy Inc.

The Company originally planned to market plastic cards with embedded microprocessors. However, the Company was unable to complete negotiations to market Smart Cards. By agreement dated June 5, 2003, the Company purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Substantially all of the Company's oil and gas exploration activities are conducted jointly with others. Because the Company owns an undivided interest in each asset and is proportionately liable for its share of each liability, the consolidated financial information reflects the Company's proportionate interest in such activities. The Company sells all of its oil and gas production on a spot basis and does not utilize forward sales contracts. The Company is not an operator of any of its oil and gas properties. See "Item 2. Description of Property."

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2004 of $47,444 and at December 31, 2004, had an accumulated deficit of $108,428 and a working capital deficit of $11,644. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

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

CASH EQUIVALENTS

Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2004 and 2003, there were no cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2004 and 2003, the Company has no funds placed in a bank beyond insured limits.

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

Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of- production method based upon estimated proven petroleum and natural gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of petroleum and natural gas production and reserves are converted into equivalent units based upon relative energy content.

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

Substantially all of the Company's petroleum and natural gas production activities are conducted jointly with others and, accordingly, the accounts reflect the Company's proportionate interest in such activities.

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

ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability for future retirement obligations associated with the Company's capital assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2004 and 2003, the Company had no significant asset retirement obligations.

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

EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2004 and 2003, the Company has no dilutive common stock equivalents such as stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "SHARE-BASED PAYMENT", which is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and amends SFAS 95, "Statement of Cash Flows".

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning December 31, 2005. The new standard will be effective for the Company, beginning December 31, 2005. The Company does not believe the adoption of SFAS 123(R) will have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS 151, "INVENTORY COSTS", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

INTANGIBLE ASSETS

The Company has adopted SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

The Company has not had any goodwill nor intangible assets with indefinite or definite life since the Company's inception.

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

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2004 and 2003.

OPERATIONS

The following discussion of the results of operations of the Company for the fiscal years ended December 31, 2004, 2003, and 2002 should be read in conjunction with the financial statements of the Company and related notes included therein.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

During fiscal 2004, the Company recorded $57,616 of revenues compared to revenues of $72,563 recorded in fiscal 2003, reflecting a decrease in production in both natural gas and condensate. During fiscal 2004 the Company sold 9,008 mcf of gas, compared to 13,006 mcf of gas in fiscal 2003, and 156 barrels of condensate in fiscal 2004, compared to 233 barrels of condensate in fiscal 2003. The decrease in production was partially offset by increased prices received in fiscal 2004, in which the Company received an average of $5.77 (2003 - $5.08) per mcf gas and $36.40 (2003 - $27.60) per barrel of condensate. Total sales in fiscal 2004 were $51,938 (2003 - $66,133) from natural gas and $5,678 (2003 -
$6,430) from condensate sales. Production costs of $24,110 (2003 - $14,682) were incurred and depletion of $2,255 (2003 - $2,521) was recorded.

During fiscal 2004, the Company incurred $78,695 for general and administrative expenses, an increase of $45,900 from $32,795 reported for fiscal 2003. Expenses incurred in 2004 consisted of $8,062 (2003 - $2,000)for audit fees; $17,138 (2003 - $12,007) for legal expenses, primarily for preparation of the Company's year end and regulatory filings; $14,955 (2003 - $5,656) for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the President of the Company (see "Item 12. Certain Relationships and Related Transactions"); $2,970 for office and miscellaneous expenses; $1,410 for a technical engineering report; and $30,000 (2003 - $10,000) for professional and consulting services provided in reviewing potential financing and asset acquisition opportunities. The increased expenses in 2004 reflects the increase in corporate activities due to the petroleum assets acquired and ongoing reviews of potential business and asset acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had a working capital deficiency of $11,644 and an accumulated deficit of $108,428 and for the year ended December 31, 2004, had incurred a net loss of $47,444. At this stage of its business, the Company is not generating sufficient positive cash flow to fund its ongoing overhead. Certain of the Company's overhead may be reduced without negatively impacting on the Company's current operating cash flow. The Company currently has no planned capital expenditures. However, the Company intends to continue to identify and review other business and investment opportunities. This may entail significant funding requirements. Effective, November 19, 2004, the Company's common shares were approved for quotation on the OTCBB. Management believes having the shares quoted on the OTC-BB will assist the Company with fund raising activities. The Company may be required to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement. If the Company needs to raise additional funds, any additional funds raised through the issuance of equity or convertible debt securities, will result in the dilution of the percentage ownership of the stockholders of the Company and such securities may have rights, preferences or privileges senior to those of the Company's common stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

The Company maintains its cash and cash equivalents primarily in Untied States dollars. A small amount is retained in Canadian currency to pay administrative costs.

PLAN OF OPERATIONS

At the present time, the Company's producing oil and gas assets are providing sufficient cash flow to fund all current oil and gas operating activities. However, given the limited revenue generated by the Company's current activities and limited financial resources available to the Company, management believes it is in the best interest of the Company and its shareholders to seek other business opportunities. See "Item 1. Description of Business." During the year ended December 31, 2004, the Company incurred significant professional and consulting costs in seeking and reviewing other business and investment opportunities. Management believes that the Company will require additional funds in the next 12 months to maintain its current level of operations. At this time, there are no exploration programs required on the Company's properties. The Company plans to continue to review other businesses opportunities and properties for possible acquisition. Financing may include the issuance of additional common stock. However, there are no assurances that the Company will be able to identify any other properties for acquisition or will be able to complete any such acquisition. The Company does not expect any significant changes in the number of employees; however, if the Company acquires another business opportunity or property, the Company may increase the number of employees.

Management feels having the shares quoted on the OTC-BB will give the Company better access to the capital markets to raise additional funding for the Companies activities.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment; however, if the Company acquires another business or property, the Company may acquire equipment in connection with such acquisition and/or may dispose of its current property interests.

The Company has, and will continue to have limited capital with which to finance its activities. The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Securities Exchange Act, it will continue to incur accounting and legal fees relating to its filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by Mr. DeMare and Chase (a company indirectly owned by Mr. DeMare). See "Item 12. Certain Relationships And Related Transactions."

During the twelve months following the filing of this report, the Company intends to review and possibly acquire another business opportunity. Such acquisition may be in exchange for the Company's securities. The Company has not identified a particular acquisition target and has not entered into any material negotiations regarding such an acquisition. As of the date of this report, none of the Company's officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


ITEM 7.           FINANCIAL STATEMENTS


                               GLOBAL ENERGY INC.
       FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                Table of Contents
                                                                            PAGE
                                                                             NO.

Index........................................................................F-2
Report of Independent Registered Public Accounting Firm,
     dated March 16, 2005 ...................................................F-3
Financial Statements:
     Balance Sheets as at December 31, 2004 and 2003.........................F-4
     Statements of Operations for the Years Ended
          December 31, 2004 and 2003.........................................F-5
     Statement of Stockholders' Equity for the Years Ended
          December 31, 2004 and 2003.........................................F-6
     Statements of Cash Flows for the Years Ended
          December 31, 2004 and 2003.........................................F-7
     Notes to Financial Statements for the Years Ended
          December 31, 2004 and 2003.........................................F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.          CONTROLS AND PROCEDURES

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


ITEM 8B.          OTHER INFORMATION

Not Applicable.



                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME               AGE         POSITION

Nick DeMare         50         President, Chief Executive Officer, Treasurer,
                               Secretary and director, since September 30, 2002.

Dean Rogers         52         Director since January 7, 2004.


NICK DEMARE (AGE 50), PRESIDENT, CEO, TREASURER, SECRETARY AND DIRECTOR

Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May, 1991, Mr. DeMare has been the President of Chase, a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:

--------------------------------------------------------------------------------
NAMES OF REPORTING ISSUERS         POSITIONS HELD                      MARKET
--------------------------------------------------------------------------------

Aguila American Resources Ltd.     Director                                TSXV
Andean American Mining Corp.       Director & Secretary                    TSXV
Baradero Resources Limited         Director, President & CEO        TSXV & OTCBB
Dial Thru International Inc.       Director                               OTCBB
GGL Diamond Corp.                  Director                                TSXV
Golden Peaks Resources Ltd.        Director                                TSXV
Goldmarca Limited                  Director                                TSXV
Gold Point Exploration Ltd.        Director & President                    TSXV
Halo Resources Ltd.                Director, Chairman               TSXV & OTCBB
Hilton Resources Ltd.              Director, President & CEO        TSXV & OTCBB
Kookaburra Resources Ltd.          Director                                TSXV

--------------------------------------------------------------------------------
NAMES OF REPORTING ISSUERS         POSITIONS HELD                      MARKET
--------------------------------------------------------------------------------

Lariat Resources Ltd.              Director & President                     TSXV
Mawson Resources Limited           Director                                 TSXV
Medina International Corp.         Director, Secretary, Treasurer
                                   & CFO                                   OTCBB
Tinka Resources Limited            Director & Secretary                     TSXV
Tumi Resources Limited             Director                         TSXV & OTCBB
--------------------------------------------------------------------------------


DEAN ROGERS (AGE 52), DIRECTOR

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

FAMILY RELATIONSHIPS

There are no family relationships among the Company's directors or executive officers.

LEGAL PROCEEDINGS

None of the Company's officers or directors, nor to the knowledge of the Company, any of the Company's control persons, has:

         1. had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         2. been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         3. been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         4. been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Mr. DeMare became an officer and director of the Company on September 30, 2002. As such, he was required to file a Form 3 with the Securities and Exchange Commission on or before October 10, 2002. Mr. DeMare filed a Form 3 with the
Securities and Exchange Commission on April 29, 2004. At the time he became an officer and director, Mr. DeMare did not own any shares of the Company's common stock.

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


ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to former and current officers during the fiscal years ended December 31, 2004 and 2003.

                                                                        -------------------------------
                                                                              LONG TERM COMPENSATION
                                            -------------------------   -------------------------------
                                               ANNUAL COMPENSATION              AWARDS          PAYOUTS
                                            -------------------------   ----------------------  -------
                                                                                    SECURITIES            ---------
                                                                OTHER   RESTRICTED  UNDERLYING               ALL
                                  ------                       ANNUAL      STOCK     OPTIONS/               OTHER
                                   YEAR                        COMPEN-    AWARDS       SARS       LTIP     COMPEN-
NAME AND PRINCIPAL POSITION       ENDING    SALARY    BONUS    SATION       ($)        (#)      PAYOUTS    SATION
                                  ------    -------------------------   ----------------------  -------   ---------

Nick DeMare (1)                    2004      Nil       Nil       Nil        Nil        Nil        Nil     $14,955(2)
President, Chief Executive         2003      Nil       Nil       Nil        Nil        Nil        Nil      $5,656(2)
Officer, Secretary, Treasurer      2002      Nil       Nil       Nil        Nil        Nil        Nil      $2,569(2)
and Director


Georgios Polyhronopoulos (1)
(former President, Chief
Executive Officer and
Director)                          2002      Nil       Nil       Nil        Nil        Nil        Nil        Nil
                                  ------    -------------------------   ----------------------  -------   ---------

(1) On September 30, 2002, Mr. Polyhronopoulos resigned as President, Chief Executive Officer and Director of the Company and Mr. DeMare was elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.
(2) Charged by Chase, a private company owned by Nick DeMare, for office, secretarial and accounting services performed.

OPTION GRANTS IN LAST FISCAL YEAR

Since its inception, the Company has not granted any stock options or stock appreciation rights.

COMPENSATION OF DIRECTORS

None of the Directors of the Company received director's fees or other compensation in fiscal 2004. However, Chase, a private company owned by Nick DeMare, provides office, secretarial and accounting services. During fiscal 2004 and 2003, the Company was charged $14,955 and $5,656, respectively, by Chase. As at December 31, 2004, $3,635 remained unpaid.

EMPLOYMENT CONTRACTS

The Company does not currently have any employment agreements in effect. However, Chase bills the Company for office, secretarial and accounting services provided. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's-length companies.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 18, 2005, information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Messrs. DeMare and Rogers. All persons named below have sole voting and investment power over their shares except as otherwise noted. the Company's common stock is the only class of voting securities outstanding.

--------------------------------------------------------------------------------
                                              AMOUNT
                                           AND NATURE OF
                                            BENEFICIAL             PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER         OWNERSHIP              OF CLASS (1)
--------------------------------------------------------------------------------

Nick DeMare                                  1,712,500(2)             36.83%
#1305-1090 West Georgia Street
Vancouver, British Columbia,
Canada V6E 3V7
President, Chief Executive Officer,
Secretary, Treasurer and Director

Dean Rogers                                        Nil                  Nil
871 Greeley Avenue
Johnstown, Colorado 80534
Director

Officers and Directors,
as a group (2 persons)                       1,712,500(2)              36.83%
--------------------------------------------------------------------------------

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or through the conversion of debentures within 60 days of March 18, 2005, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 4,650,000 shares of common stock outstanding as of March 18, 2005.
(2) These shares are held by Mr. DeMare through DNG Capital Corp. (USA), a company indirectly wholly owned by Mr. DeMare.

STOCK OPTION PLAN

As of the date of this report, the Company does not have a stock option plan or any other compensation plans or contracts under which equity securities of the Company may be issued to its directors, officers or employees.

PENSION PLANS

The Company does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

CHANGE OF CONTROL

As of the date of this report, there are no arrangements known to the Company which may at a subsequent date result in a change of control of the Company; however, a business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require the Company's current shareholders to sell or transfer all or a portion of their common stock and/or resign from their positions as officers and/or directors of the Company. The resulting change in control of the Company could result in removal of the current management, and a corresponding reduction in or elimination of their participation in the Company's future affairs.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the fiscal years ended December 31, 2004 and 2003, none of the Company's present directors (or any nominees for election as a director), officers or principal shareholders (as listed in "Item 11. Security Ownership of Certain Beneficial Owners And Management and Related Stockholders Matters"), nor any family member of the foregoing, nor, to the best of the Company's information and belief, any of the Company's former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

During the fiscal years ended December 31, 2004 and 2003, the Company was charged $14,955 and $5,656, respectively, by Chase, a private company owned by Nick DeMare (the Company's President, Chief Executive Officer, Treasurer and Secretary and a Director and principal shareholder of the Company), for office, secretarial and accounting services performed. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's- length companies. At December 31, 2004, $3,635 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.


ITEM 13.          EXHIBITS


REGULATION      EXHIBIT
S-B NUMBER

    3.1         Articles of Incorporation, as amended(2)

    3.2         Bylaws(1)

   10.1         Assignment and Bill of Sale Agreement dated June 5, 2003(3)

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


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $1,819 and $5,062, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

AUDIT-RELATED FEES

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $nil and $nil, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $nil and $nil, respectively, for products and services other than those described above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PRINCIPAL ACCOUNTING FIRM HOURS

To the best of the Company's knowledge, the percentage of hours expended on the Company's principal accountant's engagement to audit the Company's financial statements for the fiscal year ended December 31, 2004, that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than or equal to 50%.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL ENERGY INC.

                                   Per:
                                        /s/ NICK DEMARE
                                        ----------------------
                                        Nick DeMare
                                        President and Director

                                        Dated:  March 21, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Signatures:

                                   /s/ NICK DEMARE
                                   ---------------
                                   Nick DeMare
                                   President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

                                   Dated:  March 21, 2005


                                   /s/ DEAN ROGERS
                                   ---------------
                                   Dean Rogers
                                   Director

                                   Dated:  March 21, 2005

--------------------------------------------------------------------------------




                               GLOBAL ENERGY INC.

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2004 AND 2003

                           (EXPRESSED IN U.S. DOLLARS)


--------------------------------------------------------------------------------

                               GLOBAL ENERGY INC.



                                    I N D E X



Report of Independent Registered Public Accounting Firm                      F-3

Balance Sheets
     December 31, 2004 and 2003                                              F-4

Statements of Operations
     Years Ended December 31, 2004 and 2003                                  F-5

Statement of Stockholders' Equity
     Years Ended December 31, 2004 and 2003                                  F-6

Statements of Cash Flows
     Years Ended December 31, 2004 and 2003                                  F-7

Notes to Financial Statements                                        F-8 to F-14

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone:  (604) 737-8117 Facsimile:  (604) 714-5916
E-Mail:  generaldelivery@ellisfoster.com
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

GLOBAL ENERGY INC.


We have audited the balance sheets of GLOBAL ENERGY INC. ("the Company") as at December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                           "MOORE STEPHENS ELLIS FOSTER LTD."
March 16, 2005                                     Chartered Accountants


--------------------------------------------------------------------------------
MSEF a partnership of incorporated professionals
     An independently owned and operated member of Moore Stephens International Limited - Mmembers in principal cities throughout the world

                               GLOBAL ENERGY INC.
                                 BALANCE SHEETS
                        AS AT DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)




                                                      2004             2003
                                                        $                $

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                2,060           26,459
Amounts receivable                                      16,312           16,861
                                                  ------------     ------------
TOTAL CURRENT ASSETS                                    18,372          43,320

PETROLEUM AND NATURAL GAS RESOURCE
     PROPERTIES (Note 3)                                12,716           14,971
                                                  ------------     ------------
TOTAL ASSETS                                            31,088           58,291
                                                  ============     ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                        30,016            9,775
                                                  ------------     ------------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
     Authorized - 25,000,000 shares
     Issued and outstanding - 4,650,000 shares
         (2003 - 4,650,000 shares)                       4,650            4,650
Additional paid-in capital                             104,850          104,850
(Deficit)                                             (108,428)         (60,984)
                                                  ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                               1,072           48,516
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              31,088           58,291
                                                  ============     ============


NATURE OF OPERATIONS AND GOING CONCERN (Note 1)


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)




                                                      2004             2003
                                                        $                $
REVENUE

Oil and gas revenue                                     57,616           72,563
                                                  ------------     ------------
OPERATING EXPENSES

Production expenses                                     24,110           14,682
Depreciation and depletion                               2,255            2,521
General and administration                              78,695           32,795
                                                  ------------     ------------
                                                       105,060           49,998
                                                  ------------     ------------

NET (LOSS) INCOME BEFORE INCOME TAXES                  (47,444)          22,565

INCOME TAX EXPENSE                                           -            7,900

TAX BENEFIT OF NET OPERATING LOSS CARRY FORWARD
                                                             -           (7,900)
                                                  ------------     ------------
NET (LOSS) INCOME FOR THE YEAR                         (47,444)          22,565
                                                  ============     ============


NET (LOSS) INCOME PER COMMON SHARE
     - BASIC AND DILUTED                                (0.01)             0.01
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                 4,650,000        4,500,274
                                                  ============     ============





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)




                                                                                                         TOTAL
                                            COMMON STOCK                                              STOCKHOLDER
                                   ------------------------------     ADDITIONAL      ACCUMULATED        EQUITY
                                      SHARES           AMOUNT      PAID-IN CAPITAL     (DEFICIT)      (DEFICIENCY)
                                   -------------   --------------   -------------    -------------   --------------
                                                         $                $                $               $

Balance, December 31, 2002             4,000,000            4,000          73,000          (83,549)          (6,549)

March, 2003
Issued from private offering             600,000              600          29,400                -           30,000

June, 2003
Issued for property                       50,000               50           2,450                -            2,500

Net income for the year                        -                -               -           22,565           22,565
                                   -------------   --------------   -------------    -------------   --------------
Balance, December 31, 2003             4,650,000            4,650         104,850          (60,984)          48,516

Net (loss) for the year                                                                    (47,444)         (47,444)
                                   -------------   --------------   -------------    -------------   --------------
Balance, December 31, 2004             4,650,000            4,650         104,850         (108,428)           1,072
                                   =============   ==============   =============    =============   ==============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)





                                                      2004             2003
                                                        $                $

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net (loss) income for the year                         (47,444)          22,565
Item not involving cash
       Depreciation and depletion                        2,255            2,521
Changes in assets and liabilities
       Decrease (increase) in amounts receivable           549          (16,861)
       Increase in accounts payable                     20,241            2,391
                                                  ------------     ------------
Net cash (used in) provided by
       operating activities                            (24,399)          10,616
                                                  ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITY

Expenditures on petroleum and
       natural gas resource properties                       -          (14,992)
                                                  ------------     ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITY

Proceeds from sale of common shares                          -           30,000
                                                  ------------     ------------
NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                            (24,399)          25,624

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           26,459              835
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                  2,060           26,459
                                                  ============     ============



SUPPLEMENTARY CASH FLOW INFORMATION

Non-Cash Transactions

During the year ended December 31, 2003, the Company issued 50,000 common shares at $0.05 per share, for the acquisition of petroleum and natural gas resources properties. See Note 3.


Interest expenses paid in cash                               -                -
                                                  ============     ============
Income taxes paid in cash                                    -                -
                                                  ============     ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


1.       NATURE OF BUSINESS AND GOING CONCERN

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

         As of December 31, 2004, the Company had a working capital deficiency of $11,644 and an accumulated deficit of $108,428 and, for the year ended December 31, 2004, had incurred a net loss of $47,444. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. Realizable values may be substantially different from the carrying values shown in the financial statements should the Company be unable to continue as a going concern. Management intends to raise additional equity financing to fund ongoing operations and settle its liabilities as they come due. However, there are no assurances that such financings will be completed. Failure to continue as a going concern would require restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.


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

         (b)      Cash Equivalents

                  Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2004 and 2003, there were no cash equivalents.

         (c)      Concentration of Credit Risk

                  The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2004 and 2003, the Company has no funds placed in a bank beyond insured limits.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (g)      Asset Retirement Obligations

                  The Company recognizes a liability for future retirement obligations associated with the Company's capital assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2004 and 2003, the Company had no significant asset retirement obligations.

         (h)      Foreign Currency Translation

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

         (i)      Fair Value of Financial Instruments

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

         (j)      Income Taxes

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

         (k)      Earnings (Loss) Per Share

                  Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2004 and 2003, the Company has no dilutive common stock equivalents such as stock options.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

         (l)      Recent Accounting Pronouncements

                  In December 2004, the FASB issued SFAS 123(R), "SHARE-BASED PAYMENT", which is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and amends SFAS 95, "Statement of Cash Flows".

                  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning December 31, 2005. The Company does not believe the adoption of SFAS 123(R) will have a material impact on the Company's financial statements.

                  In November 2004, the FASB issued SFAS 151, "INVENTORY COSTS", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion to be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

                  In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

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

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         (o)      Advertising Expenses

                  The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2004 and 2003.


3.       PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

                                                             2004        2003
                                                               $           $

         Acquisition cost, proved reserves                  17,492       17,492
         Less:  Accumulated depreciation and depletion      (4,776)      (2,521)
                                                          --------     --------
                                                            12,716       14,971
                                                          ========     ========

         On June 5, 2003 the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.

         No write-down was required during the years ended December 31, 2004 and 2003 from the ceiling tests performed effective December 31, 2004 and 2003, respectively. The ceiling test is a cost-recovery test and is not intended to result in an estimate of fair market value.


4.       STOCKHOLDERS' EQUITY

         During the year ended December 31, 2003, the Company completed a private offering, for the sale of 600,000 shares of its common stock, at a price of $0.05 per share, for $30,000 cash proceeds.

         See also Note 3.

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)


5.       INCOME TAXES

         (a) The Company has estimated net losses for tax purposes to December 31, 2004, totalling approximately $108,000, which may be applied against future taxable income until 2018. Accordingly, there is no tax expense charged to operations for the years ended December 31, 2004 and 2003. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

         (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                      2004              2003
                                                        $                 $

                  Tax loss carryforwards                37,800           21,500
                  Valuation allowance                  (37,800)         (21,500)
                                                  ------------     ------------
                                                             -                -
                                                  ============     ============


6.       RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2004, the Company was charged $14,955 (2003 - $5,656) for accounting and administration fees by a company controlled by the president of the Company. As of December 31, 2004, $3,635 (2003 - $2,614) remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.


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

                               GLOBAL ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                           (EXPRESSED IN U.S. DOLLARS)

9.       SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

         The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed applying prices in effect at December 31, 2004. The average price used was $41.77 (2003 - $30.71) per barrel for condensate and $7.10 (2003 - $5.18) per Mcf for gas. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

         (a) The Company's share of estimated proved reserves and the changes therein are set forth below:


                                                      GAS           CONDENSATE
                                                     (MCF)            (BBLS)
         Proved reserves:

             Balance, at December 31, 2002                   -                -
                Acquired in 2003 (Note 3)               76,688            1,497
                Production                             (13,006)            (233)
                                                  ------------     ------------
             Balance, at December 31, 2003              63,682            1,264
                Production                              (9,008)            (156)
                Revisions of prior estimate             (3,051)            (559)
                                                  ------------     ------------
             Balance, at December 31, 2004              51,623              549
                                                  ============     ============

         Proved developed reserves:

             Balance, at December 31, 2003              63,682            1,264
                                                  ============     ============
             Balance, at December 31, 2004              51,623              549
                                                  ============     ============

         (b) The standardized measure of discounted future cash flows from reserve is set forth below:

                                                      2004             2003
                                                       $                 $

         Future cash inflows                           383,802          368,709
         Future production and development costs      (177,303)        (212,900)
         Future ad valorem tax expenses                (28,540)         (54,533)
                                                  ------------     ------------
         Future net cash flows                         177,959          101,276
         10% discount factor                           (60,763)         (32,977)
                                                  ------------     ------------
         Standardized measure of discounted
             future net cash flows                     117,196           68,299
                                                  ============     ============


10.      COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".