Form 10QSB
period 2005-03-31
GLOBAL ENERGY INC
filed 2005-05-16
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

000-28025
(Commission File Number)

Global Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0951473 (IRS Employer Identification No.)

#400 -1055 Dunsmuir Street, Vancouver, BC, Canada V7X 1J1
(Address of principal executive offices)

(604) 639-5835
(Issuer's telephone number)

#1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2005 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

GLOBAL ENERGY INC.

FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2005

INDEX

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
BALANCE SHEETS
(Unaudited - prepared by management)
(Expressed in U.S. Dollars)

	March 31, 2005 $ (Unaudited)	December 31, 2004 $ (Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	4,092	2,060
Amounts receivabe	11,882	16,312

	15,974	18,372

PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES (Note 3)	12,152	12,716

	28,126	31,088

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	26,906	30,016

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
Authorized - 25,000,000 shares	4,650	4,650
Issued and outstanding - 4,650,000 shares (2004 - 4,650,000 shares)
Additional paid-in capital
(Deficit)	104,850	104,850
	(108,280)	(108,428)

	1,220	1,072

	28,126	31,088

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

GLOBAL ENERGY INC.
STATEMENTS OF OPERATIONS
(Unaudited - prepared by management)
(Expressed in U.S. Dollars)

	Three Months Ended March 31
	2005 $	2004 $

REVENUE
Oil and gas revenue	20,061	8,610

OPERATING EXPENSES
Production expenses	5,226	3,701
Depreciation and depletion	564	300
General and administrative	14,093	28,035

	19,913	32,036

NET INCOME (LOSS) FOR THE PERIOD	148	(23,426)

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	4,650,000	4,650,000

GLOBAL ENERGY INC.
STATEMENTS OF CASH FLOWS
(Unaudited - prepared by management)
(Expressed in U.S. Dollars))

	Three Months Ended March 31
	2005 $	2004 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period	148	(23,426)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities Depreciation and depletion	564	300
Changes in assets and liabilities

Changes in assets and liabilities
Decrease in amounts receivable	4,430	3,956
Increase (decrease) in accounts payable	(3,110)	6,626

Net cash provided from (used by) operating activities	2,032	(12,544)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,032	(12,544)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	2,060	26,459

CASH AND CASH EQUIVALENTS -END OF PERIOD	4,092	13,915

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-	-

Income taxes paid in cash	-	-

GLOBAL ENERGY INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2002 TO MARCH 31, 2005
(Unaudited - prepared by management)
(Expressed in U.S. Dollars)

	Common Stock
	Shares	Amount $	Additional Paid-in Capital $	Accumulated (Deficit) $	Total Stockholder Equity (Deficiency) $

Balance December 31, 2003	4,650,000	4,650	104,850	(60,984)	48,516

Net (loss) for the year	-	-	-	(47,444)	(47,444)

Balance December 31, 2004	4,650,000	4,650	104,850	(108,428)	1,072

Net income for the period	-	-	-	148	148

Balance March 31, 2005	4,650,000	4,650	104,850	(108,280)	1,220

Nature of Operations and Going Concern

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes the Company will realize its assets and discharges its liabilities in the normal course of business. Realizable values may be substantially different from the carrying values shown in the financial statements should the Company be unable to continue as a going concern. Management intends to raise additional equity financing to fund ongoing operations and settle its liabilities as they come due. However, there are no assurance that such financings will be completed. Failure to continue as a going concern would require restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

Significant Accounting Policies

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December  31, 2004.

Petroleum and Natural Gas Resource Properties

	March 31, 2005 $	December 31, 2004 $
Acquisition cost, proved reserves	17,492	17,492
Less: Accumulated depreciation and depletion	(5,340)	(4,776)

	12,152	12,716

On June 5, 2003, the Company completed a purchase and sale agreement and acquired various working interests in producing petroleum and natural gas leases located in the Live Oak and Wharton Counties, Texas, for US $12,500 cash and the issuance of 50,000 common shares, at $0.05 per share. The Company also incurred $2,492 for costs associated with the property acquisition.

Related Party Transactions

During the three months ended March 31, 2005, the Company was charged $4,973 (2004 - $4,300) for accounting and administrative services performed by a company controlled by the former President of the Company. As of

March 31, 2005, $2,314 remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company and is included in accounts payable.

Item 2. Management's Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Three month period ended March 31, 2005 compared to three month period ended March 31, 2004

During the three month period ended March 31, 2005, the Company recorded $20,061 of oil and gas revenues, net of taxes, as compared to the revenues of $8,610 for the three month period ended March 31, 2004. Revenue for the three month period ended March 31, 2005 was comprised of $17,794 of natural gas sales (3096 mcf) and $2,375 of condensate sales (52 barrels), as compared to $7,254 of natural gas sales (1292 mcf) and $1,356 of condensate sales (45 barrels) for the three month period ended March 31, 2004. Average prices received in the three month period ended March 31, 2005 were $5.75/mcf of natural gas and $45.67/barrel of condensate oil, as compared to $6.00/mcf of natural gas and $32.00/barrel of condensate oil for the three month period ended March 31, 2004. Production costs of $5,256 were incurred and depletion of $564 was recorded for the three month period ended March 31, 2005, as compared to production costs of $3,701 and depletion of $300 for the three month period ended March 31, 2004.

During the three month period ended March 31, 2005, the Company incurred $14,093 for general and administrative expenses, a decrease of $13,942 from $28,035 reported for the comparable period in 2004. Expenses incurred in the three month period ended March 31, 2005 consisted of $403 for audit fees; $5,970 for legal expenses, primarily for preparation of the Company's year end and regulatory filings; $4,973 for accounting and administration fees paid to

Chase Management Ltd. ("Chase"), a company controlled by the former President of the Company; $2,747 for office and miscellaneous expenses; $0 for a technical engineering report; and $0 for professional and consulting services. The decreased expenses in the three month period ended March 31, 2005 as compared to the comparable period in 2004 reflect a reduction in third party consulting fees.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2005, the Company has a working capital deficiency of $10,932. At this stage of its business, the Company's producing oil and gas assets are providing sufficient cash flow to fund its existing petroleum operations. At this time there are no exploration programs required on the Company's properties. The Company has no planned capital expenditures and certain of its general and administrative expenditures are discretionary. The Company intends to continue to identify and review other business and investment opportunities which will add positive operating cash flow. The Company will be required to raise additional funding. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able take advantage of acquisition opportunities, or respond to competitive pressures. The Company does not have any preliminary agreements or understandings between the Company and its stockholders/officers and directors with respect to loans or financing to operate the Company.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Kape the Company's principal executive officer and principal financial officer. Based on this evaluation, Mr. Kape, in his capacity as the president and principal executive officer of the Company, has concluded that the design and operation of the Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting in our most recent fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, there was no sale of the Company's unregistered equity securities that has not been disclosed in a current report on Form 8-K prior to the filing of this report.

Item 3 . Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits required by Item 601 of Regulation S-B:
Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1

Articles of Incorporation, as amended (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025).

3.2	Bylaws (Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025).
(10)	Material Contracts
10.1

Assignment and Bill of Sale Agreement dated June 5, 2003 (Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025).

(31)	Section 302 Certification
31.1	Rule 13a-14(a) Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer
(32)	Section 906 Certification
32.1

Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three month period ended March 31, 2005:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 16, 2005	GLOBAL ENERGY INC. By: /s/ Christopher Kape Christopher Kape President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)