Form 10QSB
period 2005-08-15
GLOBAL ENERGY INC
filed 2005-08-16
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: JUNE 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

000-28025
(Commission File Number)

Global Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0951473 (IRS Employer Identification No.)

#400 - 1055 Dunsmuir Street, Vancouver, BC, Canada V7X 1J1
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

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2005 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

GLOBAL ENERGY INC.

FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)

Basis of Presentation - Note 1	June 30, 2005 $	December 31, 2004 $

ASSETS

CURRENT ASSETS

Cash	9,594	2,060
Accounts receivable	8,407	16,312
Total current assets	18,001	18,372

PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES (Note 3 and 5)	11,589	12,716

Total Assets	29,590	31,088

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	31,746	30,016

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
Authorized - 25,000,000 shares	4,650	4,650
Issued and outstanding - 4,650,000 shares (2004 - 4,650,000 shares)
Additional paid-in capital
Accumulated Deficit	104,850	104,850
	(111,656)	(108,428)
TOTAL STOCKHOLDERS' EQUITY	(2,156)	1,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY*	29,590	31,088

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30
	2005 $	2004 $	2005 $	2004 $

REVENUE
Oil and gas revenue	0	0	0	0

OPERATING EXPENSES
Production expenses	0	0	0	0
Depreciation and depletion	0	0	0	0
General and administrative (Note 4)	20,044	21,881	34,137	49,916
	20,044	21,881	34,137	49,916

NET INCOME (LOSS) FOR THE PERIOD FROM CONTINUING OPERATIONS	(20,044)	(21,881)	(34,137)	(49,916)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED BEFORE AND AFTER DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.01)

NET INCOME FROM DISCONTINUED OPERATIONS (NOTE 5)	15,680	5,388	30,909	9,997
NET INCOME (LOSS) FOR PERIOD	(4,356)	(16,493)	(3,228)	(39,919)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,650,000	4,650,000	4,650,000	4,650,000

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars))
	Three Months Ended June 30,		Six Months Ended June 30,
	2005 $	2004 $	2005 $	2004 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period	(4,356)	(16,493)	(3,228)	(39,919)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities Depreciation and depletion	564	494	1,128	794

Changes in working capital
Decrease in accounts receivable	4,454	7,695	7,904	11,651
Increase in accounts payable	4,840	547	1,730	7,173

Net cash provided from (used by) operating activities	5,502	(7,757)	7,534	(20,301)

NET INCREASE (DECREASE) IN CASH	5,502	(7,757)	7,534	(20,301)

CASH, BEGINNING OF PERIOD	4,092	13,915	2,060	26,459

CASH, END OF PERIOD	9,594	6,158	9,594	6,158

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-	-	-	-

Income taxes paid in cash	-	-	-	-

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2004 TO JUNE 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

	Common Stock
	Shares	Amount $	Additional Paid-in Capital $	Accumulated (Deficit) $	Total Stockholder Equity (Deficiency) $

Balance December 31, 2004	4,650,000	4,650	104,850	(108,428)	1,072

Net income (loss) for the period	-	-	-	(3,228)	(3,228)

Balance June 30, 2005	4,650,000	4,650	104,850	(111,656)	(2,156)

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
Notes to Interim Financial Statements
June 30, 2005
(unaudited)

Note 1 Basis of Presentation - going concern uncertainties

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

The Company incurred a loss of $3,228 for the six months ended June 30, 2005 and has a working capital deficiency of $13,745 as at June 30, 2005 that raises substantial doubt about its ability to continue as a going concern. Although the Company has recently sold its operating business (see Note 5, below) and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. Management plans to seek sources of financing in order to pay these costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 Significant Accounting Policies

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at June 30, 2005 and the results of operation and cash flows for the three and six months ended June 30, 2005 and 2004.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these interim financial statements be read in conjunction with the annual financial statements and notes included in the Company's Form 10-KSB as of December  31, 2004.

Note 3 Petroleum and Natural Gas Resource Properties
	June 30, 2005 $	December 31, 2004 $
Acquisition cost, proved reserves	17,492	17,492
Less: Accumulated depreciation and depletion	(5,903)	(4,776)
	11,589	12,716

Note 4 Related Party Transactions

During the three months ended June 30, 2005, the Company paid $4,000 for accounting and administrative services performed by a company controlled by the former President of the Company. As of June 30, 2005, there were no further fees to be paid to related parties.

Note 5 Subsequent Events

Effective July 1, 2005, the Company entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which the Company agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, substantially all of the Company's assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. This sale of these oil and gas assets was completed on July 6, 2005. As such, the property has been classified as held for sale during the period and income and expense relating to its operations have been classified as discontinued operations in the Statement of Income from the point when the assets were classified as held for sale on April 1, 2005.

On July 6, 2005, one of the two members of the Company's Board of Directors resigned from all of his positions with the Company.

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

Description of Business

Our company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. On April 28, 2003, we changed our name to Global Energy Inc.

We originally planned to market plastic cards with embedded microprocessors but we were unable to complete the negotiations necessary for us to enter this business. By agreement dated June  5, 2003, we purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. Prior to this date, we were considered a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

During the month of April, 2005, our board of directors determined that it would be in our company's best interest to sell our oil and gas properties and seek alternative business opportunities. Thereafter, we began to search both for a buyer for our oil and gas assets and for one or more alternative suitable business opportunities for our company.

Effective July 1, 2005, we entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which we agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, substantially all of our assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. This sale of our oil and gas assets was completed on July 6, 2005.

On July 6, 2005, one of the two members of our Board of Directors resigned from all of his positions with our company. We currently have one member of our Board of Directors.

We have identified a new business opportunity for our company in the biotechnology sector and we are currently performing a due diligence investigation of this opportunity while simultaneously negotiating the terms of a possible business acquisition. The principal owners of this business opportunity are concurrently performing a due diligence investigation on our company. We have not entered into any binding agreements with respect to this opportunity and are not currently in a position to divulge the name or the nature of this business opportunity.

Substantially all of our oil and gas exploration activities were conducted jointly with others. Because we owned an undivided interest in each asset and were proportionately liable for our share of each liability, our financial information reflects our proportionate interest in these activities. While we were engaged in the oil and gas business, we sold all of our oil and gas production on a spot basis and did not utilize forward sales contracts. We were not an operator of any of our oil and gas properties.

Results of Operations

Six month period ended June 30, 2005 compared to Six month period ended June 30, 2004

The following comparisons should be read in light of our disclosure that, on July 6, 2005, we sold all of our oil and gas properties and related assets and we are no longer in the oil and gas business.

During the six month period ended June 30, 2005, we recorded $42,840 of oil and gas revenues, net of taxes, as compared to the revenues of $22,897 for the six month period ended June 30, 2004. Revenue for the six month period ended June 30, 2005 was comprised of $38,100 of natural gas sales (6,039 mcf) and $4,740 of condensate sales (102 barrels), as compared to $20,312 of natural gas sales (3735 mcf) and $2,585 of condensate sales (79 barrels) for the six month period ended June 30, 2004. Average prices received in the six month period ended June 30, 2005 were $6.31/mcf of natural gas and $46.47/barrel of condensate oil, as compared to $5.44/mcf of natural gas and $32.72/barrel of condensate oil for the six month period ended June 30, 2004. Production costs of $10,803 were incurred and depletion of $1,128 was recorded for the six month period ended June 30, 2005, as compared to production costs of $12,106 and depletion of $794 for the six month period ended June 30, 2004. However as the assets were classified as held for sale on April 1, 2005, net profit from the properties have been changed for all comparative periods.

During the six month period ended June 30, 2005, we incurred $34,137 for general and administrative expenses, a decrease of $15,779 from $49,916 reported for the comparable period in 2004. Expenses incurred in the six month period ended June 30, 2005 consisted of $992 for audit fees, compared to $3,062 during the six months ended June 30, 2004; $20,419 for legal expenses, compared to $15,901 during the six months ended June 30, 2004; $8,973 for accounting and administration fees paid to Chase Management Ltd., a company controlled by our former President, compared to $9,530 during the six months ended June 30, 2004; $3,753 for office and miscellaneous expenses, compared to $3,037. The decrease in our general and administrative expenses in the six month period ended June 30, 2005 as compared to the comparable period in 2004 is primarily due to a reduction in third party professional and consulting fees ($15,000 during the six months ended June 30, 2004, compared to nil during the six months ended June 30, 2005).

Financial Condition, Liquidity and Capital Resources

As of June 30, 2005, we had a working capital deficiency of $13,745. Effective July 6, 2005, we sold all of our oil and gas properties for $50,000. We are no longer engaged in the oil and gas business.

We do not currently have any planned capital expenditures and our general and administrative expenditures are discretionary. We have identified a new business opportunity for our company in the biotechnology sector and we are currently performing a due diligence investigation of this opportunity while simultaneously negotiating the terms of a possible business acquisition. The principal owners of this business opportunity are concurrently performing a due diligence investigation on our company. If these due diligence investigations and negotiations do not result in the acquisition by our company of this business opportunity, we intend to resume our search for other suitable business and investment opportunities.

If we do not acquire the business opportunity that we are currently investigating, we will require working capital of approximately $130,000 for the next 12 months, which we will use to fund our search of another suitable business opportunity and to pay the ongoing costs of administering our company as well as the cost of preparing and filing our required disclosure. As at August 10, 2005, we had approximately $30,000 in the bank.

If we do acquire the business opportunity that we are currently investigating, we will require working capital to complete the acquisition and fund the ongoing development of that business. We are not currently in a position to estimate the amount of capital required over the next 12 months.

Whether or not we can successfully acquire the business opportunity that we are currently investigating, we will certainly require additional funding in order to meet our working capital requirements over the next 12 months. We have traditionally raised additional funds through the sale of our equity securities. There can be no assurance that additional financing will be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able take advantage of acquisition opportunities or respond to competitive pressures. We do not have any agreements or understandings with any of our stockholders, officers or directors with respect to loans or equity financing to operate our company.

Off Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2005, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which we are a party nor to the best of the knowledge of our management, are any legal proceedings contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, there were no sales of our company's unregistered equity securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

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

We filed a current report on Form 8-K on July 11, 2005, announcing the sale of substantially all of our assets and the resignation of one of the members of our board of directors.

We filed a current report on Form 8-K on August 15, 2005, announcing the resignation of Moore Stephens Ellis Foster as our auditors effective May 2, 2005 and the appointment of Ernst & Young LLP as our new auditors effective May 3, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 15, 2005	GLOBAL ENERGY INC. By: /s/ Christopher Kape Christopher Kape President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)