Form 10QSB
period 2005-09-30
GLOBAL ENERGY INC
filed 2005-11-14
CIK 1090967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

000-28025

(Commission File Number)

Global Energy Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0951473 (IRS Employer Identification No.)

#400 – 1055 Dunsmuir Street, Vancouver, BC, Canada V7X 1J1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:        As of November 1, 2005 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [	]	No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [	]

GLOBAL ENERGY INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL ENERGY INC.

INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in U.S. Dollars)

Basis of Presentation – Note 1	September 30, 2005 $	December 31, 2004 $

ASSETS

CURRENT ASSETS

Cash	24,821	2,060
Accounts receivable	4,720	16,312
Total current assets	29,541	18,372

PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES (Notes 1 and 3)	0	12,716

TOTAL ASSETS	29,541	31,088

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	14,652	30,016

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
Authorized - 25,000,000 shares	4,650	4,650
Issued and outstanding - 4,650,000 shares (2004 - 4,650,000 shares)
Additional paid-in capital	104,850	104,850
Accumulated deficit	(94,611)	(108,428)

TOTAL STOCKHOLDERS’ EQUITY	14,889	1,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,541	31,088

See accompanying notes to unaudited interim financial statements

GLOBAL ENERGY INC.

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 $	2004 $	2005 $	2004 $

OPERATING EXPENSES
General and administrative (Note 4)	(21,392)	(11,631)	(55,555)	(61,547)
Interest revenue	28	0	28	0

NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(21,364)	(11,631)	(55,527)	(61,547)

NET INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $38,411 for the three and nine months ended September 30, 2005 – see note 1)	38,411	3,759	69,344	13,756

NET INCOME (LOSS) FOR THE PERIOD	17,047	(7,872)	13,817	(47,791)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED FROM CONTINUING OPERATIONS	(0.00)	(0.00)	(0.01)	(0.01)
– BASIC AND DILUTED AFTER DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,650,000	4,650,000	4,650,000	4,650,000

See accompanying notes to unaudited interim financial statements

GLOBAL ENERGY INC.

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in U.S. Dollars))

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 $	2004 $	2005 $	2004 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period	17,047	(7,872)	13,817	(47,791)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities Depreciation and depletion	0	476	1,128	1,270
Gain on disposal	(38,411)	0	(38,411)	0

Changes in working capital
Decrease (increase) in accounts receivable	3,686	(9,433)	11,591	2,218
Increase (decrease) in accounts payable	(17,095)	14,909	(15,364)	22,082

Net cash provided from (used by) operating activities	(34,773)	(1,920)	(27,239)	(22,221)

CASH FLOWS FROM INVESTING ACTIVITY

Net proceeds from sale of petroleum and natural gas resource properties	50,000	0	50,000	0

NET INCREASE (DECREASE) IN CASH	15,227	(1,920)	22,761	(22,221)

CASH, BEGINNING OF PERIOD	9,594	6,158	2,060	26,459

CASH, END OF PERIOD	24,821	4,238	24,821	4,238

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-	-	-	-

Income taxes paid in cash	-	-	-	-

See accompanying notes to unaudited interim financial statements

GLOBAL ENERGY INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2004 TO SEPTEMBER 30, 2005

(Unaudited)

(Expressed in U.S. Dollars)

	Common Stock
	Shares	Amount $	Additional Paid-in Capital $	Accumulated (Deficit) $	Total Stockholder Equity (Deficiency) $

Balance December 31, 2004	4,650,000	4,650	104,850	(108,428)	1,072

Net income for the period	-	-	-	13,817	13,817

Balance September 30, 2005	4,650,000	4,650	104,850	(94,611)	14,889

See accompanying notes to unaudited interim financial statements

GLOBAL ENERGY INC.

Notes to Interim Financial Statements

September 30, 2005

(unaudited)

Note 1	Basis of Presentation

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

Effective July 1, 2005, the Company entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which the Company agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, substantially all of the Company’s assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. This sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. In accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, the property has been classified as held for sale for current and prior periods and income and expense relating to its operations have been classified as discontinued operations in the Statement of Operations for all comparative periods.

The Company realized net income of $17,047 for the three months ended September 30, 2005 and has positive working capital of $14,889 as at September 30, 2005. Although the Company has recently sold its operating business and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. Management plans to seek sources of financing in order to pay these costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at September 30, 2005 and the results of operation and cash flows for the three and nine months ended September 30, 2005 and 2004.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these interim financial statements be read in conjunction with the annual financial statements and notes included in the Company's Form 10-KSB as of December  31, 2004.

Note 3	Petroleum and Natural Gas Resource Properties
		September 30, 2005 $	December 31, 2004 $
Acquisition cost, proved reserves		0	17,492
Less: Accumulated depreciation and depletion		(0)	(4,776)
		0	12,716
Note 4	Related Party Transactions

During the nine months ended September 30, 2005, the Company paid $4,000 for accounting and administrative services performed by a company controlled by the former President of the Company. As of September 30, 2005, there were no further fees to be paid to related parties.

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

During the month of April, 2005, our board of directors determined that it would be in our company’s best interest to sell our oil and gas properties and seek alternative business opportunities. Thereafter, we began to search both for a buyer for our oil and gas assets and for one or more alternative suitable business opportunities for our company.

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

We have identified a number of new business opportunities for our Company and we are currently performing due diligence investigations regarding these opportunities We have not entered into any binding agreements with respect to any of these opportunities and are not currently in a position to divulge the name or the nature of these business opportunities.

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

Results of Operations

Nine month period ended September 30, 2005 compared to Nine month period ended September 30, 2004

The following comparisons should be read in light of our disclosure that, on July 6, 2005, we sold all of our oil and gas properties and related assets and we are no longer in the oil and gas business.

During the nine month period ended September 30, 2005, we recorded $43,530 of oil and gas revenues, net of taxes, as compared to the revenues of $35,528 for the nine month period ended September 30, 2004.

During the nine month period ended September 30, 2005, we incurred $55,555 for general and administrative expenses, a decrease of $5,992 from $61,547 reported for the comparable period in 2004. Expenses incurred in the nine month period ended September 30, 2005 consisted of $4,017 for audit fees, compared to $3,062 during the nine months ended September 30, 2004; $37,714 for legal expenses, compared to $17,138 during the nine months ended September 30, 2004; $8,973 for accounting and administration fees paid to Chase Management Ltd., a company controlled by our former President, compared to $12,030 during the nine months ended September 30, 2004; $4,851 for office and miscellaneous expenses, compared to $2,940. The decrease in our general and administrative expenses in the nine month period ended September 30, 2005 as compared to the comparable period in 2004 is primarily due to a reduction in third party professional and consulting fees ($22,500 during the nine months ended September 30, 2004, compared to nil during the nine months ended September 30, 2005).

Financial Condition, Liquidity and Capital Resources

As of September 30, 2005, we had a positive working capital of $14,889. Effective July 6, 2005, we sold all of our oil and gas properties for $50,000. We are no longer engaged in the oil and gas business.

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

If we do not acquire the business opportunity that we are currently investigating, we will require working capital of approximately $130,000 for the next 12 months, which we will use to fund our search of another suitable business opportunity and to pay the ongoing costs of administering our company as well as the cost of preparing and filing our required disclosure. As at November 10, 2005, we had approximately $25,000 in the bank.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2005, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

During the period covered by this report, there were no sales of our company’s unregistered equity securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

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

(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer
(32)	Section 906 Certification
32.1*

Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(b)	Reports on Form 8-K:

We filed a current report on Form 8-K on July 11, 2005, announcing the sale of substantially all of our assets and the resignation of one of the members of our board of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005	GLOBAL ENERGY INC. By: /s/ Christopher Kape Christopher Kape President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)