Form 10KSB
period 2005-12-31
GLOBAL ENERGY INC
filed 2006-03-17
CIK 1090967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2005

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-28025

----------------------

GLOBAL ENERGY INC.

(Name of Small Business Issuer in its charter)

Nevada	86-0951473
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#400 – 1055 Dunsmuir Street, Vancouver, BC, Canada V7X 1J1
(Address of principal executive offices)

(604) 639-5835
(Issuer's telephone number)

#1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: Nil

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $0.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]
State issuer’s revenues for its most recent fiscal year:		$42,631

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $NIL

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,650,000 SHARES OF COMMON STOCK, AS OF MARCH 17, 2006

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)  Yes  [  ]   No [X]

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY

GLOBAL ENERGY INC. (the "Company") was incorporated under the laws of Nevada on February 16, 1999, as Global Smartcards Inc. On April 28, 2003, the Company changed its name from Global Smartcards Inc. to Global Energy Inc. The original Articles of the Company authorized the issuance of twenty- five million (25,000,000) common shares, par value $0.001 per share. The Company is currently engaged in the search for a new business opportunity.

As of March 17, 2006 the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by forty-four (44) shareholders of record.

The Company had originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. On June 5, 2003, the Company purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition of crude oil and natural gas properties in the United States. Prior to this date, the Company was considered a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.

Effective July 1, 2005, the Company entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which the Company agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, substantially all of the Company’s assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. The sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. In accordance with FAS 144 –Accounting for the Impairment or Disposal of Long-Lived Assets, the property has been classified as held for sale for current and prior periods and income and expense relating to its operations have been classified as discontinued operations in the Statement of Operations for all comparative periods.

As at December 31, 2005, the Company had positive working capital of only $6,632. Although the Company has recently sold its operating business and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. Management plans to seek sources of financing in order to pay these costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company is currently engaged in the search for a new business opportunity. The Company does not intend to restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of any kind or nature. The Company may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, the Company has virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company offers.

The Company does not intend to seek capital to finance the acquisition of a business opportunity or the operation of any such business once acquired until the Company has negotiated the principal business terms related to the acquisition of a business opportunity. It is anticipated that the Company will incur expenses in connection with its review of other business opportunities.

Management anticipates that the search for an alternate business opportunity will be complex and that the acquisition of a business opportunity will be risky. Business opportunities may be available to the Company in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

The Company’s sole officer and director will analyze new business opportunities. The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present affiliations and relationships of its officer and director, or by its shareholders. In analyzing prospective business opportunities, the Company will consider such matters as:

•	available technical, financial and managerial resources;

•	working capital and other financial requirements;

•	history of operations, if any;

•	prospects for the future, and the nature of present and expected competition;

•	quality and experience of management services which may be available and the depth of that management;

•	potential for further research, development, or exploration;

•	potential for growth, expansion and profit; and

•	perceived public recognition of name identification, products and services.

The Company's officer and director may meet personally with management and key personnel of the business opportunity as part of the "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors.

The Company will rely upon the efforts of its officer and director and, to a lesser extent, the efforts of its shareholders, in implementing its identification and review of other business opportunities. To date, the Company has identified a number of new business opportunities and it is currently performing due diligence investigations regarding these opportunities. The Company has not entered into any binding agreements with respect to any of these opportunities and is not currently in a position to divulge the name or the nature of these business opportunities.

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements:

•	require some specific representations and warranties by all of the parties;

•	specify certain events of default;

•	detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing;

•	outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants;

•	set forth remedies on default; and

•	include miscellaneous other terms.

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

RISK FACTORS

The Company's search for a business opportunity is subject to numerous risk factors, including the following:

NO REVENUE AND MINIMAL ASSETS. The Company does not have any operations or revenues. The Company has minimal assets and financial resources. The Company will, in all likelihood, continue to incur operating expenses until it can acquire another business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a combination. As a result, the Company may continue to incur net operating losses that will increase continuously.

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

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. The Company cannot make any assurances that it will be able to negotiate a business combination on terms favorable to the Company.

NO STANDARDS FOR BUSINESS COMBINATION. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved. Accordingly, the Company may enter into a business combination with a business opportunity having:

•	no significant operating history;

•	losses;

•	limited or no potential for earnings;

•	limited assets;

•	negative net worth; or

•	other characteristics that are indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 20 hours per month to the Company's business. The Company has not entered into employment agreements with its current officer and it is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on of its sole officer or director. Notwithstanding the limited experience and time commitment of management, loss of the services of the sole officer and director would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL. The Company's sole officer and director participates in numerous business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arm's length transactions may also arise in the event the Company's officer and director is involved in the management of any firm with which the Company transacts business.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require the Company's management and/or affiliates to sell or transfer all or a portion of the Company's common stock held by them and/or to resign as members of the Company's board of directors. The resulting change in control of the Company could result in removal of the Company's present officer and director and a corresponding reduction in or elimination of their participation in the Company's future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. If the Company engages in a business combination with a private entity, in all likelihood; such a combination would result in the Company issuing securities to the owners of such private entity. The issuance of the Company's previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by the Company's present and prospective shareholders and may result in a change in control or management of the Company.

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

OIL AND GAS OPERATIONS

Prior to their disposition effective July 1, 2005, the Company held working interests in two oil and gas leases located in Texas. The Company sold its share of petroleum, natural gas and natural gas liquids produced from its wells to a variety of purchasers at the wellhead in the United States. All of its sales were conducted with unaffiliated customers. These purchasers provided a ready market for all of the Company's production and paid the local market price, which can fluctuate based upon prevailing market conditions.

Total revenues reported for fiscal 2005 and 2004, related to the oil and gas operations were $42,603 and $57,616 respectively. The results of these operations have been classified as relating to discontinued operations in the attached financial statements.

EMPLOYEES

The Company has no full time employees. Mr. Christopher Kape, the sole director of the Company and the Company's Chief Executive Officer, President, Secretary and Treasurer has agreed to allocate a portion of his time to our activities. Mr. Kape anticipates that the Company's business plan can be implemented by his devoting an aggregate of 20 hours per month to the Company's business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Kape. The Company does not expect any significant changes in the number of employees, until it completes the acquisition of another business.

The Company's sole officer and director is or may become involved with other companies who have a business purpose similar to the Company's. As a result, conflicts of interest may arise or the performance of the Company may suffer. If a conflict of interest arises and the Company's officer and director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another company he is affiliated with, he shall disclose the opportunity to all such companies.

ITEM 2. DESCRIPTION OF FORMER BUSINESS PROPERTY

None

ITEM 3. LEGAL PROCEEDINGS

As at March 17, 2006, to the best of the knowledge of the management of the Company, there are no legal proceedings to which the Company is a party nor are any material legal proceedings contemplated.

We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock has been listed on the over-the-counter bulletin board ("OTCBB") since November 19, 2004, under the symbol "GEYI"; however, based upon information received from the OTCBB, as of March 17, 2006, no trades had taken place. On March 17, 2006 four bids were outstanding regarding the purchase of the Company’s common stock with the highest such bid being $0.10. No shares were offered.

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

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD

As of March 17, 2006, the Company had four million six hundred and fifty thousand (4,650,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by forty-four (44) shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any securities during the fiscal year ended December 31, 2005.

In connection with its formation, a total of 2,000,000 shares of the Company's common stock was purchased by the three founders of the Company on February 18,1999, for $2,000 in cash, or $0.001 per share.

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

In June 2003, the Company issued 50,000 shares of common stock to Euro-American Capital Corp., at a price of $0.05 per share, as partial consideration on the Purchase of certain working interests in producing petroleum and natural gas leases, which have since been sold off by the Company.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.

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

Effective July 1, 2005, the Company sold all of the oil and gas interests and currently owns no assets other than some modest cash balances. The Company has abandoned the business of the acquisition of crude oil and natural gas properties in the United States and is engaged in seeking a new business opportunity.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company realized net income for the year ended December 31, 2005 of $5,560 and at December 31, 2005, had an accumulated deficit of $102,868 and positive working capital of $6,632. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

As of December 31, 2005 there were cash and cash equivalents of $25,183 while at December 31, 2004 there had been cash and cash equivalents of $2,060. The increase in cash and cash equivalents resulted from the proceeds from the sale of substantially all of the Company’s assets.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions. As of December 31, 2005 and 2004, the Company has no funds placed in a bank beyond insured limits.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2005 and 2004, the Company has no dilutive common stock equivalents such as stock options.

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

In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

The Company has not, since incorporation, entered into derivative contracts either to hedge existing risks or for speculative purposes.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2005 and 2004.

STOCK-BASED COMPENSATION

During the year, the Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS No. 123 (revise) did not have a material impact on the Company’s financial statements.

The Company did not grant any stock options during the period ended December 31, 2005 and there is no stock option outstanding as at December 31, 2005.

OPERATIONS

The following discussion of the results of operations of the Company for the fiscal years ended December 31, 2005, and 2004, should be read in conjunction with the financial statements of the Company and related notes included therein.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

During fiscal 2005, the Company recognized $42,603 of primarily oil and gas revenues compared to similar revenues of $57,616 recognized in fiscal 2004, reflecting the fact that the oil and gas assets were sold in July of 2005 such that only six (6) months of revenues were realized in 2005. Given the sale of all oil and gas assets in July of 2005, all revenues related to such activities have been classified as relating to discontinued operations in the attached financial statements.

During fiscal 2005, the Company incurred $62,460 for general and administrative expenses, a decrease of $16,235 from $78,695 reported for fiscal 2004. Expenses incurred in 2005 consisted of $11,272 (2004 - $8,062) for audit fees; $38,917

(2004 - $17,138) for legal expenses, primarily for preparation of the Company's year end and regulatory filings as well as in the conduct of due diligence related to potential acquisitive transactions for the Company that were ultimately not consummated; $8,973 (2004 - $14,955) for accounting and administration fees paid to Chase Management Ltd. ("Chase"), a company controlled by the former President of the Company (see "Item 12. Certain Relationships and Related Transactions" on page 31) and $3,326 for office and miscellaneous expenses (2004 - $7,130). In 2004 the Company also incurred $1,410 for a technical engineering report and $30,000 for professional and consulting services provided in reviewing potential financing and asset acquisition opportunities. The decreased expenses in 2005 reflect the reduced reliance of external consulting service providers.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had positive working capital of $6,632 and an accumulated deficit of $102,868 and for the year ended December 31, 2005, had realized net income of $5,560. At this stage of its business, the Company is not generating sufficient positive cash flow to fund its ongoing overhead. Certain of the Company's overhead may be reduced without negatively impacting on the Company's current operating cash flow. The Company currently has no planned capital expenditures. However, the Company intends to continue to identify and review other business and investment opportunities. This may entail significant funding requirements.

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

The Company maintains its cash and cash equivalents primarily in Untied States dollars. A small amount may also be retained in Canadian currency to pay administrative costs.

PLAN OF OPERATIONS

Given that the Company has sold its oil and gas assets and is not generating any revenues, management is seeking business opportunities. During the year ended December 31, 2005, the Company incurred significant professional fees in seeking and reviewing other business and investment opportunities. Management believes that the Company will require additional funds in the next 12 months to maintain its current level of operations. The Company plans to continue to review other businesses opportunities and properties for possible acquisition. Financing may include the issuance of additional common stock. However, there are no assurances that the Company will be able to identify any other properties for acquisition or will be able to complete any such acquisition.

The Company does not expect any significant changes in the number of employees; however, if the Company acquires another business opportunity or property, the Company may increase the number of employees.

The Company currently does not expect to purchase or sell any of its equipment, since it owns no equipment; however, if the Company acquires another business or property, the Company may acquire equipment in connection with such acquisition.

The Company has, and will continue to have limited capital with which to finance its activities. The Company has incurred, and will continue to incur, expenses relating to its operations. Specifically, as long as the Company is required to file reports under the Securities Exchange Act, it will continue to incur accounting and legal fees relating to its filings. The Company enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationery, provided by Mr. Kape. See the section entitled "Item 12. Certain Relationships And Related Transactions" on page 31 below.

During the twelve months following the filing of this report, the Company intends to further review certain investment opportunities it is currently exploring and possibly acquire another business opportunity. Such investment may be effected via an exchange for the Company's securities. While the Company has not selected a particular acquisition target and has not entered into any material negotiations regarding such an acquisition, it has commenced a review of several potential investments.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7. FINANCIAL STATEMENTS

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

(EXPRESSED IN U.S. DOLLARS)

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

I N D E X

Report of Independent Registered Public Accounting Firm
(Vellmer & Chang)	F-2

Report of Independent Registered Public Accounting Firm
(Moore Stephens Ellis Foster Limited)	F-3

Balance Sheets
December 31, 2005 and 2004	F-4

Statements of Operations
Years Ended December 31, 2005 and 2004	F-5

Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004	F-6

Statements of Cash Flows
Years Ended December 31, 2005 and 2004	F-7

Notes to Financial Statements	F-8 to F-14

Vellmer & Chang
Chartered Accountants

406 – 455 Granville Street
Vancouver, B.C., V6C 1T1
Tel: 604-687-3776
Fax: 604-687-3778

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GLOBAL ENERGY INC.
(A development stage company)

We have audited the balance sheet of Global Energy Inc. (“the Company”) (a development stage company) as at December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows from July 7, 2005 (date of becoming a development stage company) to December 31, 2005 and statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2004, and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004, which were audited by other auditors whose report, dated March 16, 2005, which expressed an unqualified opinion, has been furnished to us.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of their operations and their cash flows for the year then ended December 31, 2005 and for the period from July 7, 2005 (date of becoming a development stage company) to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Vellmer & Chang”
January 24, 2006	Chartered Accountants

MOORE STEPHENS
ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 737-8117 Facsimile: (604) 714-5916
Website: www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Energy Inc.

We have audited the balance sheet of Global Energy Inc. (the “Company”) as at December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“MOORE STEPHENS ELLIS FOSTER”
March 16, 2005	Chartered Accountants

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS AT DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

	2005	2004
	$	$

ASSETS

CURRENT ASSETS

Cash and cash equivalents	25,183	2,060
Amounts receivable	0	16,312
	------------	-------------
TOTAL CURRENT ASSETS	25,183	18,372

PETROLEUM AND NATURAL GAS RESOURCE
PROPERTIES (Note 1 and 3)	0	12,716
	------------	-------------
TOTAL ASSETS	25,183	31,088
	=======	========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	18,551	30,016
	------------	------------
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value;
Authorized - 25,000,000 shares
Issued and outstanding - 4,650,000 shares
(2004 - 4,650,000 shares)	4,650	4,650
Additional paid-in capital	104,850	104,850
Accumulated (deficit) during development stage	(29,523)	0
(Deficit)	(73,345)	(108,428)
	------------	------------
TOTAL STOCKHOLDERS' EQUITY	6,632	1,072
	------------	------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	25,183	31,088
	=======	=======

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE FINANCIAL STATEMENTS.

F-5

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

			Cumulative
			from
			July 7, 2005
			to
			December 31
	2005	2004	2005
	$	$	$
OPERATING EXPENSES

General and administration	(62,460)	(78,695)	(29,623)
	-----------	------------	------------
NET (LOSS) FROM CONTINUING OPERATIONS	(62,460)	(78,695)	(29,623)
	-----------	------------	------------

NET INCOME FROM DISCONTINUED OPERATIONS
(NET OF TAX)	68,020	31,251	-
	-----------	------------	------------
NET INCOME (LOSS) FOR THE PERIOD	5,560	(47,444)	(29,623)
	=======	=======	=======

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
NET (LOSS) FROM CONTINUING OPERATIONS	(0.01)	(0.02)
NET INCOME FROM DISCONTINUED OPERATIONS	0.01	0.01
NET INCOME (LOSS) FOR THE PERIOD	0.00	(0.01)
	=======	=======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	4,650,000	4,650,000
	========	========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

F-6

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

	Common Stock
				Accumulated
				(Deficit)
				During
			Additional Paid-	Development		Total Stockholder
		Amount	in Capital	Stage	(Deficit)	Equity (Deficiency)
	Shares	$	$	$	$	$

Balance
December 31, 2003	4,650,000	4,650	104,850	-	(60,984)	48,516

Net (loss) for the period
	-	-	-	-	(47,444)	(47,444)

Balance
December 31, 2004	4,650,000	4,650	104,850	-	(108,428)	1,072

Net (loss) income for the
period	-	-	-	(29,623)	35,183	5,560

Balance
December 31, 2005	4,650,000	4,650	104,850	(29,623)	(73,245)	6,632

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

F-7

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

			Cumulative
			from
			July 7, 2005
			to
			December 31
	2005	2004	2005
	$	$	$

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net (loss) income for the period	5,560	(47,444)	(29,623)

Item not involving cash
Depreciation and depletion	1,127	2,255	-
Gain on disposal of assets	(38,411)	-	-
Changes in assets and liabilities
Decrease in amounts receivable	16,312	549	-
Increase (Decrease) in accounts payable	(11,465)	20,241	(13,195)
	-------------	-----------	------------
Net cash (used in) provided by operating activities	(26,877)	(24,399)	(42,818)
	-------------	-----------	------------

CASH FLOWS USED IN INVESTING ACTIVITY

Net proceeds from sale of petroleum and natural gas resource	50,000	-	-
properties	------------	-----------	------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITY

Proceeds from sale of common shares	-	-	-
	------------	-----------	------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	23,123	(24,399)	(42,818)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,060	26,459	68,001
	------------	-----------	------------
CASH AND CASH EQUIVALENTS - END OF PERIOD	25,183	2,060	25,183
	=======	=======	=======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

1. NATURE OF BUSINESS AND GOING CONCERN

Global Energy Inc. (the "Company") was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. The Company originally planned to market plastic cards with embedded microprocessors ("Smart Cards"). However, the Company was unable to complete negotiations to market Smart Cards. By agreement dated June 5, 2003, the Company purchased petroleum and natural gas producing properties and commenced operations as an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas properties in the United States. The properties consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests.

Effective July 1, 2005, the Company sold all of its oil and gas assets for the sum of $50,000. The sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. In accordance with FAS 144 –Accounting for the Impairment or Disposal of Long-Lived Assets, the property has been classified as held for sale for current and prior periods and income and expense relating to its operations have been classified as discontinued operations in the Statement of Operations for all comparative periods (Note 3).

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company is considered as a development stage enterprise since July 7, 2005 as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 – “Accounting and Reporting by Development Stage Enterprise”. The accompany financial statements has disclosed cumulative amounts since inception (July 7, 2005) of becoming a development stage enterprise, in the statements of operations and cash flows.

As of December 31, 2005, the Company had positive working capital of $6,632, an accumulated deficit of $102,868 and not yet located a profitable business operation, raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. Realizable values may be substantially different from the carrying values shown in the financial statements should the Company be unable to continue as a going concern. Management intends to raise additional equity financing to fund ongoing operations and settle its liabilities as they come due. However, there are no assurances that such financings will be completed. Failure to continue as a going concern would require restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

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

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	(b)	Cash Equivalents

Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2005 and 2004, there were no cash equivalents.

	(c)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2005 and 2004, the Company has no funds placed in a bank beyond insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

	(d)	Revenue Recognition

Prior to their disposition, the Company recognized petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas was produced and sold from these wells. The Company had no gas balancing arrangements in place. Petroleum and natural gas sold is not significantly different from the Company's product entitlement.

	(e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's capital assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2005 and 2004, the Company had no significant asset retirement obligations.

	(f)	Foreign Currency Translation

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

	(g)	Petroleum and Natural Gas Interests

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

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(g)	Petroleum and Natural Gas Interests (cont’d)

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

(h)	Impairment

The Company has adopted SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG- LIVED ASSETS" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 144 established a single accounting model for long-lived assets to be disposed of by sale. Oil and gas properties accounted for using the full cost method of accounting, a method adopted by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

(i)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2005 and 2004, the Company has no dilutive common stock equivalents such as stock options.

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTSFOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	(l)	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTSFOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2005 and 2004.

	(p)	Stock-Based Compensation

During the year, the Company adopted SFAS No. 123 (revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS No. 123 (revised) did not have a material impact on the Company’s financial statements.

The Company did not grant any stock options during the period ended December 31, 2005 and there is no stock option outstanding as at December 31, 2005.

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

3.	DISPOSAL OF PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

The following table summarizes the result of discontinued operations for the years ended December 31, 2005 and 2004:

	2005	2004
	$	$

Revenue	42,631	57,616
	======	======
Income from discontinued operations
(net of tax)	29,609	31,251
Gain on disposal of oil and gas properties (net of tax)	38,411	-
	-----------	----------
Net income from discontinued operations (net of tax)	68,020	31,251
	=======	======

              The following table summarizes the major classes of assets and liabilities related to the operations of petroleum and natural gas resource properties at December 31, 2005 and 2004:

	2005	2004
Current assets
Amounts receivable	-	16,312
	=======	======
Non-current asset
Petroleum and natural gas resources properties	-	12,716
	=======	======
Current liabilities
Accounts payable	-	2,341
	=======	======

4.	INCOME TAXES

	(a)	The Company has estimated net losses for tax purposes to December 31, 2005, totaling approximately $103,000, which may be applied against future taxable income until 2018.

Accordingly, there is no tax expense charged to operations for the years ended December 31, 2005 and 2004. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

	(b)	The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2005	2004
	$	$

Tax loss carryforwards	35,000	37,800
Valuation allowance	(35,000)	(37,800)
	------------	------------
	-	-
	=======	=======

     GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(EXPRESSED IN U.S. DOLLARS)

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company was charged $8,973 (2004 - $14,955) for accounting and administration fees by a company controlled by the former president of the Company. As of December 31, 2005, no amount remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company.

6.	SEGMENT REPORTING

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

Prior to the disposition of the oil and gas assets, the Company had one reportable segment, the exploration and development of oil and gas properties. Due to the disposition of such properties, the results of operations related to these properties have been classified as relating to discontinued operations.

7.	COMPREHENSIVE INCOME

There are no adjustments necessary to the net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Kape, the Company's sole executive and financial officer. Based on this evaluation, Mr. Kape has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION

Christopher Kape	32	President, Chief Executive Officer, Treasurer, Secretary and director,
		since April 6, 2005.

Mr. Kape currently holds senior officer positions within a portfolio group of five (5) private companies, all of which are involved in online marketing activities related to sports. Mr. Kape is also President and CEO of DPC Biosciences Corporation (DPC.H - TSX Venture). Previously Mr. Kape has held a variety of positions including owner and President of Interactive Classified Corporation, an online classified based company that he successfully sold in 2004 after a buyout and 3 year operations turnaround. From 2001 to March 2005, Mr. Kape was Chief Financial Officer of Isee3d Inc. (ICG.H - TSX Venture). Mr. Kape holds a Bachelor of Arts in Administrative and Commercial Studies (Finance and Economics) from the University of Western Ontario and a Masters of Business Administration from the John Molson School of Business (Concordia) of Montreal, Quebec. Mr. Kape currently serves as an officer and director of the following other public reporting company:

NAMES OF REPORTING ISSUERS	POSITIONS HELD	MARKET	STARTING DATE
DPC Biosciences Corp.	Director	TSXV	December 20, 2005

LEGAL PROCEEDINGS

None of the Company's officers or directors, nor to the knowledge of the Company, any of the Company's control persons, has:

(1)	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Mr. Kape became an officer and director of the Company on April 6, 2005. As such, he was required to file a Form 3 with the Securities and Exchange Commission on or before April 15, 2005. Mr. Kape filed a Form 3 with the Securities and Exchange Commission on April 8, 2005. Mr. Kape has never owned any shares of the Company's common stock.

COMMITTEES

The Company does not have any audit, compensation, and executive committees of its board of directors. The board of directors is serving as the Company's audit committee. At this time, the board of directors has determined that Mr. Kape meets the requirements of an audit committee financial expert. Mr. Kape is not considered "independent" as that term is defined in Rule 4200 of the NASD.

CONFLICTS OF INTEREST

Mr. Kape is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as an officer and director of the Company. Insofar as Mr. Kape is engaged in other business activities, management anticipates he will not devote all of his time to the Company's affairs.

Mr. Kape is now and may in the future become a shareholder, officer or director of other companies, which may be formed for the purpose of engaging in business activities similar to the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to his acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Kape in the performance of his duties or otherwise. Currently, the Company does not have a right of first refusal pertaining to opportunities that come to Mr. Kape's attention and may relate to the Company's business operations.

Mr. Kape is, so long as he is an officer or director of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to his attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies with which the officer and director is affiliated both desire to take advantage of an opportunity, then said officer and director would abstain from negotiating and voting upon the opportunity. However, Mr. Kape may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

The Company has not yet adopted a code of ethics that applies to the Company's principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given the Company's current operations, management does not believe a code of ethics is necessary at this stage of the Company's development.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to former and current officers during the fiscal years ended December 31, 2005 and 2004.

					Long Term Compensation
		Annual Compensation			Awards		Payout
Name & Principal Position	Year Ending	Salary	Bonus	Other annual Compen- sation	Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LT Payout	All Other Compen- sations (3)
Christopher Kape (1) (President, Chief Executive Officer and Director)	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Nick DeMare (2) (Former President, Chief Executive Officer, Secretary Treasurer and Director)	2005	Nil	Nil	Nil	Nil	Nil	Nil	$8,973
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$14,955

(1)	Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

(2)	On September 30, 2002, Mr. DeMare was elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company. He resigned as Director on July 6, 2006

(3)	Charged by Chase, a private company owned by Nick Demare, for office, secretarial and accounting services.

OPTION GRANTS IN LAST FISCAL YEAR

Since its inception, the Company has not granted any stock options or stock appreciation rights.

COMPENSATION OF DIRECTORS

None of the Directors of the Company received director's fees or other compensation in fiscal 2005. However, Chase Management, a private company owned by Nick DeMare, provided office, secretarial and accounting services. During fiscal 2005 and 2004, the Company was charged $8,973 and $14,955, respectively, by Chase Management. As at December 31, 2005, no balance remained unpaid.

EMPLOYMENT CONTRACTS

The Company does not currently have any employment agreements in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 17, 2006, information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Mr. Kape. All persons named below have sole voting and investment power over their shares except as otherwise noted. The Company's common stock is the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Beneficial	Percentage of Class (1)
	Ownership
Ultimedia Sales Inc.
124 Center Street West	428,125	9.21%
Richmond Hill, Ontario
Canada, L4C 3P7

Mirelis InvesTrust SA
12 rue de la Corraterie	428,125	9.21%
1211 Geneva 1204, Switzerland

Altshuler Shaham Ltd.
19A Habarzel Street	428,125	9.21%
Tel Aviv, Israel 69710

Rolfe Investment Ltd.
Chamerstrasse 12c, P.O. Box 4436	328,125	7.06%
6304 Zug, Switzerland

Christopher Kape
2148 West 47th
Vancouver, B.C.	Nil	Nil
Canada, V6M 2M7
President, Chief Executive Officer,
Secretary, Treasurer and Director

Officers and directors as a group	Nil	Nil

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or through the conversion of debentures within 60 days of March 17, 2006, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 4,650,000 shares of common stock outstanding as of March 17, 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the fiscal years ended December 31, 2005 and 2004, none of the Company's present directors (or any nominees for election as a director), officers or principal shareholders (as listed in "Item 11. Security Ownership of Certain Beneficial Owners And Management and Related Stockholders Matters"), nor any family member of the foregoing, nor, to the best of the Company's information and belief, any of the Company's former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

During the fiscal years ended December 31, 2005 and 2004 the Company was charged $8,973 and $14,955, respectively, by Chase for office, secretarial and accounting services performed. The rates charged by Chase to the Company are the same as those charged by Chase to other arm's- length companies. At December 31, 2005, no amount remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company.

ITEM 13. EXHIBITS

REGULATION	EXHIBIT
S-B NUMBER

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (1)

10.1	Assignment and Bill of Sale Agreement dated June 5, 2003 (3)

23.1*	Consent of Vellmer & Chang

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer and
Principal Financial Officer

32.1*	Certification of Principal Executive Officer and Principal
Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000- 28025.

(2)	Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025.

(3)	Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended December 31, 2005 and 2004, expenses in respect of services provided by the Company's principal accountants amounted to $10,483 and $1,819, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

AUDIT-RELATED FEES

For the fiscal years ended December 31, 2005 and 2004, the Company's principal accountant did not charge fees for assurance and related services that were related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

For the fiscal years ended December 31, 2005 and 2004, the Company's tax advisors billed $789 and $nil, respectively, for tax compliance, tax advice, and tax planning services.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PRINCIPAL ACCOUNTING FIRM HOURS

To the best of the Company's knowledge, the percentage of hours expended on the Company's principal accountant's engagement to audit the Company's financial statements for the fiscal year ended December 31, 2005, that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than or equal to 50%.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY INC.

Per:
/s/ CHRISTOPHER KAPE
----------------------
Christopher Kape
President and Director
Dated: March 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures:

/s/ CHRISTOPHER KAPE
---------------
Christopher Kape
President and Director (Principal Executive
Officer, Principal Financial Officer, and
Principal Accounting Officer)
Dated: March 17, 2006