Form 10QSB
period 2006-03-31
GLOBAL ENERGY INC
filed 2006-05-04
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ________
000-28025 (Commission File Number)

Global Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0951473
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#400 – 1055 Dunsmuir Street, Vancouver, BC, Canada V7X 1J1
(Address of principal executive offices)

(778) 688-9194
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2006 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [ X ]

GLOBAL ENERGY INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006
INDEX

Part I.	Financial
	Information:
	Item 1.	Financial statements:
		Interim Unaudited Balance Sheets -	3
		March 31, 2006 and December 31, 2005
		Interim Unaudited Statements of Operations –	4
		Three Months Ended March 31, 2006 and 2005
		Interim Unaudited Statements of Cash Flows	5
		Three Months Ended March 31, 2006 and 2005
		Interim Unaudited Statement of Stockholders' Equity -	6
		March 31, 2006 and December 31, 2005
		Notes to Interim Unaudited Financial Statements	7
	Item 2.	Management's Discussion and Analysis or Plan of Operation	9
	Item 3.	Controls and Procedures	11

Part II.	Other Information:
	Item 1.	Legal Proceedings	11
	Item 2.	Unregistered Sales of Equities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	11
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	12
Signatures			13

2

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
GLOBAL ENERGY INC.
INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)
Basis of Presentation – Note 1		March 31,	December 31,
		2006	2005
		$	$
			(Audited)
ASSETS
CURRENT ASSETS
Cash		6,305	25,183
Total current assets		6,305	25,183
Total Assets		6,305	25,183
LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		9,353	18,551
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
Authorized - 25,000,000 shares		4,650	4,650
Issued and outstanding - 4,650,000 shares (2005 - 4,650,000 shares)
Additional paid-in capital		104,850	104,850
Accumulated (Deficit) during development stage		(39,203)	(29,523)
(Deficit)		(73,345)	(73,345)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(3,048)	6,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY*		6,305	25,183

* See accompanying notes to unaudited interim consolidated financial statements

3

GLOBAL ENERGY INC.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

	Three	Three	Cumulative
	Months	Months	from July 7,
	Ended	Ended	2005 to March
	March 31,	March 31,	31, 2006
	2006	2005
	$	$	$

OPERATING EXPENSES
General and administrative	9,680	14,093	39,203

NET INCOME (LOSS) FOR THE PERIOD	(9,680)	(14,093)	(39,203)
FROM CONTINUING OPERATIONS

NET INCOME FROM DISCONTINUED	0	14,241	-
OPERATIONS (NOTE 5)

NET INCOME (LOSS) FOR PERIOD	(9,680)	148	(39,203)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE
NET (LOSS) FROMCONTINUING
OPERATIONS	(0.00)	(0.00)
NET INCOME FROM DISCONTINUED
OPERATIONS	0.00	0.00

NET INCOME (LOSS) FOR THE PERIOD	(0.00)	0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
– BASIC AND DILUTED	4,650,000	4,650,000

* See accompanying notes to unaudited interim consolidated financial statements

4

GLOBAL ENERGY INC. INTERIM STATEMENTS OF CASH FLOWS (Unaudited) (Expressed in U.S. Dollars)

	Three	Three	Cumulative
	Months	Months	from July 7,
	Ended	Ended	2005 to
	March 31,	March 31,	March 31,
	2006	2005	2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(9,680)	148	(39,203)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities
Depreciation and depletion	0	564

Changes in working capital
Decrease/(increase) in accounts receivable	0	4,430
Increase/(decrease) in accounts payable	(9,198)	(3,110)	(22,493)

Net cash provided from (used by) operating activities	(18,878)	2,032	(61,696)

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from sale of assets	0	0	0

NET INCREASE (DECREASE) IN CASH	(18,878)	2,032	(61,696)

CASH, BEGINNING OF PERIOD	25,183	2,060	68,001

CASH, END OF PERIOD	6,305	4,092	6,305

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-	-	-

Income taxes paid in cash	-	-	-

* See accompanying notes to unaudited interim consolidated financial statements

5

GLOBAL ENERGY INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2005 TO MARCH 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

	Common Stock
				Accumulated
				(Deficit)
				During
			Additional Paid-	Development		Total Stockholder
		Amount	in Capital	Stage	(Deficit)	Equity (Deficiency)
	Shares	$	$	$	$	$
Balance
December 31, 2004	4,650,000	4,650	104,850	-	(108,428)	1,072

Net (loss) for the
period				(29,523)	35,183	5,560

Balance
December 31, 2005	4,650,000	4,650	104,850	(29,523)	(73,345)	6,632

Net (loss) income for
the period	-	-	-	(9,680)	-	(9,680)

Balance
March 31, 2006	4,650,000	4,650	104,850	(39,203)	(73,345)	3,048

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
Notes to Interim Financial Statements
March 31, 2006
(unaudited)

Note 1 Basis of Presentation – going concern uncertainties

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

Effective July 1, 2005, the Company entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which the Company agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, all of the Company’s petroleum and natural gas assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. This sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. The income and expense relating to the oil and gas assets have been classified as discontinued operations in the Statement of Income for all comparative periods. The Company is currently investigating a number of new business opportunities.

The Company realized a net loss of $9,680 for the three months ended March 31, 2006 and has negative working capital of $3,048 as at March 31, 2006. Although the Company has sold its operating business and has no current operations, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. Management plans to seek sources of financing in order to pay these costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

Note 2 Significant Accounting Policies

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these interim financial statements be read in conjunction with the annual financial statements and notes included in the Company's Form 10-KSB as of December 31, 2005.

Note 3 Related Party Transactions

During the three months ended March 31, 2006, the Company did not engage in any related party transactions and as at March 31, 2006, there were no fees to be paid to relayed parties. During the comparable period in 2005, the Company paid $4,973 for accounting and administrative services performed by a company controlled by the former President of the Company.

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

Effective July 1, 2005, we entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which we agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, all of our petroleum and natural gas assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. This sale of our oil and gas assets was completed on July 6, 2005.

On July 6, 2005, one of the two members of our Board of Directors resigned from all of his positions with our company. We currently have one member of our Board of Directors.

The Company is currently engaged in the search for a new business opportunity and has identified a number of potential transactions. We have not entered into any binding agreements with respect to any of these opportunities and are not currently in a position to divulge the name or the nature of these business opportunities. The Company does not intend to restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of any kind or nature. The Company may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Therefore, the Company has virtually unlimited discretion to search for and enter into negotiations with potential business opportunities. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company offers.

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

Results of Operations

Three month period ended March 31, 2006 compared to three month period ended March 31, 2005

The following comparisons should be read in light of our disclosure that, on July 6, 2005, we sold all of our oil and gas properties and related assets and we are no longer in the oil and gas business.

During the three month period ended March 31, 2006, we incurred $9,680 for general and administrative expenses, a decrease of $4,413 from $14,093 reported for the comparable period in 2005. Expenses incurred in the three month period ended March 31, 2006 consisted of $5,586 for audit fees, compared to $403 during the three months ended March 31, 2005; $2,438 for legal expenses, compared to $5,970 during the three months ended March 31, 2005; $0 for accounting and administration fees paid to Chase Management Ltd., a company controlled by our former President, compared to $4,973 during the three months ended March 31, 2005; and $1,656 for office and miscellaneous expenses, compared to $2,747 during the three months ended March 31, 2005. The decrease in our general and administrative expenses in the three month period ended March 31, 2006 as compared to the comparable period in 2005 is primarily due to a reduction in third party professional and consulting fees.

During the three months ended March 31, 2005, the Company realized operating income of $14,241 from the oil and gas assets that, since their disposition in July of 2005, are classified as pertaining to discontinued operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2006, we had negative working capital of only $3,048.

We do not currently have any planned capital expenditures. However, we continue to incur general and administrative expenditures necessary to fulfill all regulatory filings. We have identified a number of new business opportunities for our Company and we are currently performing due diligence investigations regarding these opportunities. We have not entered into any binding agreements with respect to any of these opportunities and are not currently in a position to divulge the name or the nature of these business opportunities.

If we do not acquire any of the business interests that we are currently investigating, we will require working capital of approximately $50,000 for the next 12 months, which we will use to fund our search of another suitable business opportunity and to pay the ongoing costs of administering our company as well as the cost of preparing and filing our required disclosure.

If we do acquire one or more of the business opportunities that we are currently investigating, we will require working capital to complete the acquisition and fund the ongoing development of those businesses. We are not currently in a position to estimate the amount of capital required over the next 12 months.

Whether or not we can successfully acquire any of the business opportunities that we are currently investigating, we will certainly require additional funding in order to meet our working capital requirements over the next 12 months. We have traditionally raised additional funds through the sale of our equity securities. There can be no assurance that additional financing will be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able take advantage of acquisition opportunities or respond to competitive pressures. We do not have any agreements or understandings with any of our stockholders, officers or directors with respect to loans or equity financing to operate our company.

Off Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2006, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Christopher Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

11
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

We filed a current report on Form 8-K on January 23, 2006, announcing the resignation of Ernst & Young LLP as our auditors effective January 23, 2006 and the appointment of Vellmer & Chang, Chartered Accountants as our new auditors effective January 23, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2006

GLOBAL ENERGY INC.

By: /s/ Christopher Kape

Christopher Kape
President, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial
Officer)