Form 10QSB
period 2006-06-30
GLOBAL ENERGY INC
filed 2006-08-11
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to ________

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

Yes [ X ]      No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2006 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [   ]   No [ X ]

GLOBAL ENERGY INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2006
INDEX
Part I.	Financial
	Information:
	Item 1.	Financial statements:
		Interim Unaudited Balance Sheets - June 30, 2006 and December 31, 2005	2

		Interim Unaudited Statements of Operations –	3
		Three and Six Months Ended June 30, 2006 and 2005
		Interim Unaudited Statements of Cash Flows	4
		Three and Six Months Ended June 30, 2006 and 2005
		Interim Unaudited Statement of Stockholders' Equity -	5
		June 30, 2006 and December 31, 2005

		Notes to Interim Unaudited Financial Statements	6
	Item 2.	Management's Discussion and Analysis or Plan of Operation	8
	Item 3.	Controls and Procedures	11

Part II.	Other Information:
	Item 1.	Legal Proceedings	11
	Item 2.	Unregistered Sales of Equities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	12

Signatures			13

2
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL ENERGY INC.
INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)
Basis of Presentation – Note 1	June 30,	December 31,
	2006	2005
	$	$
		(Audited)
ASSETS
CURRENT ASSETS
Cash	11,971	25,183
Total current assets	11,971	25,183

Total Assets	11,971	25,183
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	23,598	18,551
Demand loan payable	18,000	0
Total current liabilities	41,598	18,551
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
Authorized - 25,000,000 shares	4,650	4,650
Issued and outstanding - 4,650,000 shares (2005 - 4,650,000 shares)
Additional paid-in capital	104,850	104,850
Accumulated (Deficit) during development stage	(65,782)	(29,523)
(Deficit)	(73,345)	(73,345)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(29,627)	6,632
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY*	11,971	25,183

* See accompanying notes to unaudited interim consolidated financial statements

3
GLOBAL ENERGY INC.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from
					July 7, 2005 to
					June 30, 2006
	2006	2005	2006	2005
	$	$	$	$
OPERATING EXPENSES
General and administrative	26,579	20,044	36,259	34,137	65,782

NET INCOME (LOSS) FOR THE PERIOD FROM CONTINUING OPERATIONS	(26,579)	(20,044)	(36,259)	(34,137)	(65,782)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED BEFORE AND AFTER DISCONTINUED OPERATIONS	(0.01)	(0.00)	(0.01)	(0.01)	(0.01)

NET INCOME FROM DISCONTINUED OPERATIONS	0	15,680	0	30,909	0

NET (LOSS) FOR PERIOD	(26,579)	(4,356)	(36,259)	(3,228)	(65,782)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,650,000	4,650,000	4,650,000	4,650,000	4,650,000

* See accompanying notes to unaudited interim consolidated financial statements

4
GLOBAL ENERGY INC.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)
					Cumulative
	Three Months Ended		Six Months Ended		from July 7,
					2005 to June
					30, 2006
	2006	2005	2006	2005
	$	$	$	$	$
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss) for the period	(26,579)	(4,356)	(36,259)	(3,228)	(65,782)
Adjustments to reconcile net income (loss) to
net cash provided from (used by) operating
activities
Depreciation and depletion	0	564	0	1,128	0

Changes in working capital
Decrease/(increase) in accounts receivable	0	4,454	0	7,904	0
Increase/(decrease) in accounts payable	14,245	4,840	5,047	1,730	(8,248)

Net cash provided from (used by) operating activities	(12,334)	5,502	(31,212)	7,534	(74,030)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from debt issuance	18,000	0	18,000	0	18,000

NET INCREASE (DECREASE) IN CASH	5,666	5,502	(13,212)	7,534	(56,030)

CASH, BEGINNING OF PERIOD	6,305	4,092	25,183	2,060	68,001

CASH, END OF PERIOD	11,971	9,594	11,971	9,594	11,971

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-		-		-

Income taxes paid in cash	-		-		-

* See accompanying notes to unaudited interim consolidated financial statements

5
GLOBAL ENERGY INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2005 TO JUNE 30, 2006
(Unaudited)
(Expressed in U.S. Dollars)
	Common Stock
				Accumulated
				(Deficit)
				During
			Additional Paid-	Development		Total Stockholder
		Amount	in Capital	Stage	(Deficit)	Equity (Deficiency)
	Shares	$	$	$	$	$
Balance
December 31, 2004	4,650,000	4,650	104,850	-	(108,428)	1,072

Net (loss) for the
period				(29,523)	35,183	5,560

Balance
December 31, 2005	4,650,000	4,650	104,850	(29,523)	(73,345)	6,632

Net (loss) income for
the period	-	-	-	(36,259)	-	(36,259)

Balance
June 30, 2006	4,650,000	4,650	104,850	(65,782)	(73,345)	(29,627)

* See accompanying notes to unaudited interim consolidated financial statements

GLOBAL ENERGY INC.
Notes to Interim Financial Statements
June 30, 2006
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

The Company realized a net loss of $36,259 for the six months ended June 30, 2006 and has negative working capital of $29,627 as at June 30, 2006. Although the Company has sold its operating business and has no current operations, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. In order to finance certain of these costs, during the quarter ended June 30, 2006, the Company borrowed $18,000 from four significant shareholders. Management plans to seek additional sources of financing in order to continue to pay prospective costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

Note 2 Significant Accounting Policies

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at June 30, 2006 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005.

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

Note 3 Related Party Transactions

During the three months ended June 30, 2006, the Company borrowed $18,000 from four significant shareholders of the Company. The loans do not bear interest and are repayable upon demand by the respective creditors. Other than the borrowing, the Company did not engage in any related party transactions and as at June 30, 2006, there were no fees to be paid to related parties. During the comparable period in 2005, the Company paid $4,000 for accounting and administrative services performed by a company controlled by the former President of the Company.

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

Results of Operations

Six month period ended June 30, 2006 compared to Six month period ended June 30, 2005

The following comparisons should be read in light of our disclosure that, on July 6, 2005, we sold all of our oil and gas properties and related assets and we are no longer in the oil and gas business.

During the six month period ended June 30, 2006, we incurred $36,259 for general and administrative expenses, an increase of $2,122 from $34,137 reported for the comparable period in 2005. Expenses incurred in the six month period ended June 30, 2006 consisted of $8,548 for audit and accounting fees, compared to $992 during the six months ended June 30, 2005; $25,406 for legal expenses, compared to $20,419 during the six months ended June 30, 2005; $0 for accounting and administration fees paid to Chase Management Ltd., a company controlled by our former President, compared to $8,973 during the six months ended June 30, 2005; and $2,305 for office and miscellaneous expenses, compared to $3,753 during the six months ended June 30, 2005. The increase in our general and administrative expenses in the six month period ended June 30, 2006 as compared to the comparable period in 2005 is primarily due to an increase in third party professional and consulting fees.

During the six months ended June 30, 2005, the Company realized operating income of $30,909 from the oil and gas assets that, since their disposition in July of 2005, are classified as pertaining to discontinued operations.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2006, we had negative working capital of $29,627. On May 9, 2006, we borrowed $18,000 from four significant shareholders of the Company. The loans do not bear interest and are re-payable upon demand by the respective creditors.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2006, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Christopher Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 .   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits required by Item 601 of Regulation S-B:

Exhibit	Exhibit
Number
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025).

3.2	Bylaws (Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025).

(10)	Material Contracts

10.1	Assignment and Bill of Sale Agreement dated June 5, 2003 (Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025).

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer

(32)	Section 906 Certification

32.1	Certification of Christopher Kape in his capacity as the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We filed a current report on Form 8-K on May 9, 2006, announcing the borrowing by the Company of $18,000 on a demand loan basis from four of the Company’s significant shareholders.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2006

GLOBAL ENERGY INC.

By: /s/ Christopher Kape
Christopher Kape
President, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial
Officer)