Form 10QSB
period 2006-08-31
GLOBAL ENERGY INC
filed 2006-10-18
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to __________
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

Yes [ X ]

No   [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 18, 2006 the Registrant had 4,650,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [    ]

No  [ X ]

GLOBAL ENERGY INC.
FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
INDEX
Part I.	Financial
	Information:
	Item 1.	Financial statements:
		Interim Unaudited Balance Sheets -	2
		September 30, 2006 and December 31, 2005
		Interim Unaudited Statements of Operations –	3
		Three and Nine Months Ended September 30, 2006 and 2005
		Interim Unaudited Statements of Cash Flows	4
		Three and Nine Months Ended September 30, 2006 and 2005
		Interim Unaudited Statement of Stockholders' Equity -	5
		September 30, 2006 and December 31, 2005
		Notes to Interim Unaudited Financial Statements	6
	Item 2.	Management's Discussion and Analysis or Plan of Operation	8
	Item 3.	Controls and Procedures	11
Part II.	Other Information:
	Item 1.	Legal Proceedings	11
	Item 2.	Unregistered Sales of Equities and Use of Proceeds	11
	Item 3.	Defaults Upon Senior Securities	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits and Reports on Form 8-K	12
Signatures			13

2
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL ENERGY INC.
INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)
Basis of Presentation – Note 1	September 30,	December 31,
	2006	2005
	$	$
		(Audited)
ASSETS
CURRENT ASSETS
Cash	3,998	25,183
Total current assets	3,998	25,183
Total Assets	3,998	25,183
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	70	18,551
Demand loans payable	46,000	0
Total current liabilities	46,070	18,551
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
Authorized - 25,000,000 shares	4,650	4,650
Issued and outstanding - 4,650,000 shares (2005 - 4,650,000 shares)
Additional paid-in capital	104,850	104,850
Accumulated (Deficit) during development stage	(78,227)	(29,523)
(Deficit)	(73,345)	(73,345)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,072)	6,632
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY*	3,998	25,183

* See accompanying notes to unaudited interim consolidated financial statements

3 GLOBAL ENERGY INC. INTERIM STATEMENTS OF OPERATIONS (Unaudited) (Expressed in U.S. Dollars)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		Cumulative from July 7, 2005 to Sept. 30, 2006

	2006	2005	2006	2005
	$	$	$	$
REVENUE
Interest revenue	0	28	0	28
Gain on disposition of assets	0	38,411	0	38,411
	0	38,439	0	38,439
OPERATING EXPENSES
General and administrative	12,445	21,394	48,704	55,555	78,227
NET INCOME (LOSS) FOR THE PERIOD FROM	(12,445)	17,045	(48,704)	(17,116)	(78,227)
CONTINUING OPERATIONS
NET INCOME FROM DISCONTINUED	0	0	0	30,933	0
OPERATIONS
NET INCOME (LOSS) FOR PERIOD	(12,445)	17,045	(48,704)	13,817	(78,227)
NET INCOME (LOSS) PER COMMON SHARE	(0.00)	0.00	(0.01)	0.00	(0.02)
– BASIC AND DILUTED BEFORE AND AFTER
DISCONTINUED OPERATIONS
WEIGHTED AVERAGE NUMBER OF	4,650,000	4,650,000	4,650,000	4,650,000	4,650,000
COMMON SHARES OUTSTANDING
– BASIC AND DILUTED

* See accompanying notes to unaudited interim consolidated financial statements

4
GLOBAL ENERGY INC.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)
	Three Months Emded		Nine Months Ended		Cumulative from July 7, 2005 to Sept. 30, 2006

	2006	2005	2006	2005
	$	$	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(12,445)	17,045	(48,704)	13,817	(78,227)
Adjustments to reconcile net income (loss) to
net cash provided from (used by) operating
activities
Depreciation and depletion	0	0	0	1,128	0
Gain on disposition of assets	0	(38,411)	0	(38,411)	0
Changes in working capital
Decrease/(increase) in accounts receivable	0	3,687	0	11,592	0
Increase/(decrease) in accounts payable	(23,528)	(17,094)	(18,481)	(15,365)	(31,776)
Net cash provided from (used by) operating activities	(35,973)	(34,773)	(67,185)	(27,239)	(110,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of assets	0	50,000	0	50,000	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	28,000	0	46,000	0	46,000
NET INCREASE (DECREASE) IN CASH	(7,973)	15,227	(21,185)	22,761	(64,003)
CASH, BEGINNING OF PERIOD	11,971	9,594	25,183	2,060	68,001
CASH, END OF PERIOD	3,998	24,821	3,998	24,821	3,998
SUPPLEMENTARY CASH FLOW INFORMATION
Interest expenses paid in cash	-		-		-
Income taxes paid in cash	-		-		-

* See accompanying notes to unaudited interim consolidated financial statements

5
GLOBAL ENERGY INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2005 TO SEPTEMBER 30, 2006
(Unaudited)
(Expressed in U.S. Dollars)
	Common Stock
			Additional Paid- in Capital	Accumulated (Deficit) During Development Stage		Total Stockholder Equity (Deficiency)

		Amount			(Deficit)
	Shares	$	$	$	$	$
Balance
December 31, 2004	4,650,000	4,650	104,850	-	(108,428)	1,072

Net income (loss) for the period				(29,523)	35,183	5,560

Balance
December 31, 2005	4,650,000	4,650	104,850	(29,523)	(73,345)	6,632

Net (loss) income for the period	-	-	-	(48,704)	-	(48,704)

Balance
September 30, 2006	4,650,000	4,650	104,850	(78,227)	(73,345)	(42,072)

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

The Company realized a net loss of $48,704 for the nine months ended September 30, 2006 and has negative working capital of $42,072 as at September 30, 2006. Although the Company has sold its operating business and has no current operations, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business. In order to finance certain of these costs, during the quarter ended September 30, 2006, the Company borrowed $28,000 from an arm’s length corporation. Management plans to seek additional sources of financing in order to continue to pay prospective costs but there can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

Note 2 Significant Accounting Policies

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at September 30, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005.

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

Note 3 Related Party Transactions

During the three months ended September 30, 2006, the Company paid fees to Jamco Capital Partners Inc., a corporation controlled by the Company’s sole director and officer, Christopher Kape in the amount of $9,540. The fees were in respect of accounting and administration services rendered by Mr. Kape to the Company. Other than the payment of these fees, the Company did not engage in any related party transactions and as at September 30, 2006, there were no fees owing to related parties. During the comparable period in 2005, the Company paid $4,000 for accounting and administrative services performed by a company controlled by the former President of the Company.

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

Results of Operations

Nine month period ended September 30, 2006 compared to Nine month period ended September 30, 2005

The following comparisons should be read in light of our disclosure that, on July 6, 2005, we sold all of our oil and gas properties and related assets and we are no longer in the oil and gas business.

During the nine month period ended September 30, 2006, we incurred $48,704 for general and administrative expenses, a decrease of $6,851 from $55,555 reported for the comparable period in 2005. Expenses incurred in the nine month period ended September 30, 2006 consisted of $9,487 for audit and accounting fees, compared to $4,017 during the nine months ended September 30, 2005; $26,871 for legal expenses, compared to $36,045 during the nine months ended September 30, 2005; $9,540 for accounting and administration fees paid to a corporation controlled by our President, compared to $8,973 paid to a corporation controlled by our former president during the nine months ended September 30, 2005; and $2,806 for office and miscellaneous expenses, compared to $6,520 during the nine months ended September 30, 2005. The decrease in our general and administrative expenses in the nine month period ended September 30, 2006 as compared to the comparable period in 2005 is primarily due to a reduction in external legal fees as well as a reduction in miscellaneous expenses.

During the nine months ended September 30, 2005, the Company realized operating income of $30,933 from the oil and gas assets that, since their disposition in July of 2005, are classified as pertaining to discontinued operations. The disposition of such assets resulted in the recognition of a gain on disposition of $38,411.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2006, we had negative working capital of $42,072. On September 1, 2006, we borrowed $28,000 from an arm’s length corporation. The loan bears interest at a rate of 3% per annum and is re-payable upon demand by the creditors.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2006, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Christopher Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

11
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

We filed a current report on Form 8-K on September 1, 2006, announcing the borrowing by the Company of $28,000 on a demand loan basis from an arm’s length corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 18, 2006

GLOBAL ENERGY INC.

By: /s/ Christopher Kape
Christopher Kape
President, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial
Officer)