Form 10KSB
period 2006-12-31
GLOBAL ENERGY INC
filed 2007-03-21
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF
THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2006

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

#520 – 1122 Mainland Street, Vancouver, BC, Canada V6B 5L1
(Address of principal executive offices)

(778) 688-9194
(Issuer's telephone number)

#400-1055 Dunsmuir Street, Vancouver, BC, Canada, V7X 1J1
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

State issuer’s revenues for its most recent fiscal year: $0

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

23,012,764 SHARES OF COMMON STOCK, AS OF MARCH 19, 2007

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)    Y es [   ]   No [ X ]

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

As of March 19, 2007 the Company had twenty-three million twelve thousand seven hundred and sixty-four (23,012,764) shares of its $0.001 par value common voting stock issued and outstanding which are held by seventy (70) shareholders of record. In February of 2007, the Company began taking steps to increase the number of authorized common shares to two hundred and fifty million (250,000,000) with a view to effecting additional equity issuances thereafter.

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

Effective July 1, 2005, the Company entered into an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which the Company agreed to sell, and Roxbury Capital Group Ltd. and Qwest Capital Inc. agreed to buy, substantially all of the Company’s assets for the sum of $50,000. At July 1, 2005, these assets consisted primarily of a 6.5% working interest in an oil and gas lease located in Wharton County Texas, a 12.5% working interest in an oil and gas lease located in Live Oak County Texas, and certain other assets ancillary to these oil and gas lease interests. The sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. Income and expense relating to the operation of these assets have been classified as discontinued operations in the Statement of Operations for all comparative periods.

On October 25, 2006, we closed a private placement consisting of 1,331,764 common shares in our company at a price of US$0.01 per share for gross proceeds of $13,317.64.

As at December 31, 2006, the Company had negative working capital of $45,386. Although the Company has sold its operating business and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business.

In February of 2007, the Company completed a private placement of 17,031,000 common shares at a price per share of $0.01 for aggregate proceeds of $170,310 in cash and notes receivable, of which $40,910 was paid in cash and $129,400 was paid via the issuance of a note payable with maturities ranging from 90 days to one year.. Management expects to keep its operating costs to a minimum such that the proceeds of the equity issuance will enable the company to defray overhead and due diligence costs related to the search for new business opportunities for the ensuing 6-9 months. Should the Company decide to enter into new business transactions, additional financing will be required. There can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all.

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

  available technical, financial and managerial resources;
  working capital and other financial requirements;
  history of operations, if any;
  prospects for the future, and the nature of present and expected competition;
  quality and experience of management services which may be available and the depth of that management;
  potential for further research, development, or exploration;
  potential for growth, expansion and profit; and
  perceived public recognition of name identification, products and services.

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

  require some specific representations and warranties by all of the parties;
  specify certain events of default;
  detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing;
  outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants;
  set forth remedies on default; and
  include miscellaneous other terms.

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

  no significant operating history;
  losses;
  limited or no potential for earnings;
  limited assets;
  negative net worth; or
  other characteristics that are indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 20 hours per month to the Company's business. The Company has not entered into employment agreements with its current officer and it is not expected to do so in the foreseeable future. However, the Company is currently paying a monthly management fee of $3,000 to a corporation controlled by the sole director and officer of the Company. The Company has not obtained key man life insurance on of its sole officer or director. Notwithstanding the limited experience and time commitment of management, loss of the services of the sole officer and director would adversely affect development of the Company's business and its likelihood of continuing operations.

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

Total revenues reported for fiscal 2005 were $42,603. The results of these operations have been classified as relating to discontinued operations in the attached financial statements.

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

ITEM 2. DESCRIPTION OF FORMER BUSINESS PROPERTY

None

ITEM 3. LEGAL PROCEEDINGS

As at March 19, 2007, to the best of the knowledge of the management of the Company, there are no legal proceedings to which the Company is a party nor are any material legal proceedings contemplated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock has been listed on the over-the-counter bulletin board ("OTCBB") since November 19, 2004, under the symbol "GEYI"; however, based upon information received from the OTCBB, as of March 19, 2007, no trades had taken place. The OTCBB reports that as of March 19, 2007, six bids were outstanding regarding the purchase of the Company’s common stock with the highest such bid being $2.00 per share. One block of shares was offered at a price of $2,000.00 per share.

The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of March 19, 2007, there were 70 shareholders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There are no securities authorized for issuance under equity compensation plans.

STOCK OPTIONS AND SHARE PURCHASE WARRANTS

There are no outstanding stock options or share purchase warrants to purchase securities of the Company.

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD

As of March 19, 2007 the Company had twenty-three million twelve thousand seven hundred and sixty-four (23,012,764) shares of its $0.001 par value common voting stock issued and outstanding which are held by seventy (70) shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

On October 24, 2006, the Company issued a total of 1,331,764 common shares at a price per share of $0.01 for aggregate consideration of $13,317.64. A total of 10 persons took part in the financing. We issued the securities to ten (10) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 7, 2007, the Company issued a total of 17,031,000 common shares at a price per share of $0.01 to 21 investors for aggregate proceeds of $170,310 of which $40,910 was paid in cash and $129,400 was paid via the issuance of a note payable with maturities ranging from 90 days to one year. We issued the securities to the investors who are non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

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

During the month of April, 2005, our board of directors determined that it would be in our company’s best interest to sell our oil and gas properties and seek alternative business opportunities. Effective July 1, 2005, the Company sold all of the oil and gas interests and currently owns no assets. On July 6, 2005, one of the two members of our Board of Directors resigned from all of his positions with our company. We currently have one member of our Board of Directors.

On October 25, 2006, we closed a private placement consisting of 1,331,764 common shares in our company at a price of US$0.01 per share for gross proceeds of $13,317.64.

As at December 31, 2006, the Company had negative working capital of $45,386. Although the Company has sold its operating business and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business.

In February of 2007, the Company completed a private placement of 17,031,000 common shares at a price per share of $0.01 for aggregate proceeds of $170,310 in cash and notes receivable, of which $40,910 was paid in cash and $129,400 was paid via the issuance of a note payable with maturities ranging from 90 days to one year. Management expects to keep its operating costs to a minimum such that the proceeds of the equity issuance will enable the company to defray overhead and due diligence costs related to the search for new business opportunities for the ensuing 6-9 months. Should the Company decide to enter into new business transactions, additional financing will be required. There can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2006 of $69,475 as compared to net income of $5,560 realized for the year ended December 31, 2005. As at December 31, 2006, had an accumulated deficit of $172,343 and negative working capital of $45,386. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

As of December 31, 2006 there were cash and cash equivalents of $10,633 while at December 31, 2005 there had been cash and cash equivalents of $25,183. The decrease in cash and cash equivalents resulted from the excess of operating expenses incurred over the proceeds or debt and equity financings undertaken during the fiscal year.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions. As of December 31, 2006 and 2005, the Company has no funds placed in a bank beyond insured limits.

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

EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2006 and 2005, the Company has no dilutive common stock equivalents such as stock options.

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

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

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

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2006 and 2005.

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

The Company did not grant any stock options during the period ended December 31, 2006 and there is no stock option outstanding as at December 31, 2006.

OPERATIONS

The following discussion of the results of operations of the Company for the fiscal years ended December 31, 2006, and 2005, should be read in conjunction with the financial statements of the Company and related notes included therein.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

During fiscal 2006, the Company realized no revenues. In fiscal 2005, it recognized $42,631 of primarily oil and gas revenues. Given the sale of all oil and gas assets in July of 2005, all revenues related to such activities have been classified as relating to discontinued operations in the attached financial statements.

During fiscal 2006, the Company incurred $69,475 for general and administrative expenses, an increase of $7,015 from $62,460 reported for fiscal 2005. Expenses incurred in 2006 consisted of $15,381 (2005 - $11,272) for audit fees and tax preparation fees; $30,937 (2005 - $38,917) for legal expenses, primarily for preparation of the Company's year end and regulatory filings as well as in the conduct of due diligence related to potential acquisitive transactions for the Company that were ultimately not consummated; $19,144 (2005 - $8,973) for accounting and administration fees paid in 2006 to Jamco Capital Partners Inc., a company controlled by the President of the Company and paid in 2005 to Chase Management Ltd. ("Chase"), a company controlled by the former President of the Company (see "Item 12. Certain Relationships and Related Transactions" on page 31) and $4,013 for office and miscellaneous expenses (2005 - $3,298). The increased expenses in 2006 are primarily attributable to an increase in accounting and administration fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had negative working capital of $45,386 and an accumulated deficit of $172,343 and for the year ended December 31, 2006, incurred a net loss of $69,475. At this stage of its business, the Company is not generating sufficient positive cash flow to fund its ongoing overhead. Certain of the Company's overhead may be reduced without negatively impacting on the Company's current operating cash flow. The Company currently has no planned capital expenditures. However, the Company intends to continue to identify and review other business and investment opportunities. This may entail significant funding requirements.

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

PLAN OF OPERATIONS

Given that the Company has sold its oil and gas assets and is not generating any revenues, management is seeking business opportunities. During the year ended December 31, 2006, the Company incurred significant professional fees in seeking and reviewing other business and investment opportunities. Management believes that the Company will require additional funds in the next 12 months to maintain its current level of operations. The Company plans to continue to review other businesses opportunities and properties for possible acquisition. Financing may include the issuance of additional common stock. However, there are no assurances that the Company will be able to identify any other properties for acquisition or will be able to complete any such acquisition.

As at December 31, 2006, the Company had negative working capital of $45,386. Although the Company has sold its operating business and has no current operating costs, it will continue to incur administrative, legal and auditing costs as well as the costs associated with the search for a new business.

On February 7, 2007, the Company issued a total of 17,031,000 common shares at a price per share of $0.01 for aggregate consideration of $170,310 of which $40,910 was paid in cash and $129,400 was paid via the issuance note payable having maturities ranging from 90 days to one year. The Company expects such funding to be sufficient to enable it to discharge certain of its existing liabilities and to fund its operations for the ensuing 6-9 months unless additional business investments are made thereby requiring additional funding. Should the Company decide to enter into new business transactions, additional financing will be required. There can be no assurance that any such financing can be obtained on terms favorable to the Company, or even whether such financing can be obtained at all.

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

ITEM 7. FINANCIAL STATEMENTS

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

(EXPRESSED IN U.S. DOLLARS)

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

I N D E X

Report of Independent Registered Public Accounting Firm
(Vellmer & Chang)	F-2

Balance Sheets
December 31, 2006 and 2005	F-3

Statements of Operations
Years Ended December 31, 2006 and 2005	F-4

Statements of Stockholders' Equity
Years Ended December 31, 2006 and 2005	F-5

Statements of Cash Flows
Years Ended December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7 to F-13

Vellmer & Chang
Chartered Accountants
406 – 455 Granville Street
Vancouver, B.C., V6C 1T1
Tel: 604-687-3776
Fax: 604-687-3778

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GLOBAL ENERGY INC.
(A development stage company)

We have audited the balance sheets of Global Energy Inc. (“the Company”) (a development stage company) as at December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows from July 7, 2005 (date of becoming a development stage company) to December 31, 2006 and statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from July 7, 2005 (date of becoming a development stage company) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	“VELLMER & CHANG”
February 9, 2007	Chartered Accountants

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS AT DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

	2006	2005
	$	$

ASSETS

CURRENT ASSETS

Cash and cash equivalents	10,633	25,183
TOTAL CURRENT ASSETS	10,633	25,183
TOTAL ASSETS	10,633	25,183

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	10,019	18,551
Promissory note payable	28,000	0
Demand loans payable – Related parties	18,000	0
TOTAL CURRENT LIABILITIES	56,019	18,551
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value;
Authorized - 25,000,000 shares
Issued and outstanding – 5,981,764 shares
(2005 - 4,650,000 shares)	5,982	4,650
Additional paid-in capital	116,836	104,850
Share subscription received	4,139	-
Accumulated (deficit) during development stage	(98,998)	(29,523)
(Deficit)	(73,345)	(73,345)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(45,386)	6,632
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	10,633	25,183

NATURE OF OPERATIONS AND GOING CONCERN (Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

			Cumulative
			from
			July 7, 2005
			to
			December 31
	2006	2005	2006
	$	$	$
OPERATING EXPENSES

General and administration	(69,475)	(62,460)	(98,998)
NET (LOSS) FROM CONTINUING OPERATIONS	(69,475)	(62,460)	(98,998)

NET INCOME FROM DISCONTINUED OPERATIONS
(NET OF TAX)	-	68,020	-
NET INCOME (LOSS) FOR THE PERIOD	(69,475)	5,560	(98,998)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
NET (LOSS) FROM CONTINUING OPERATIONS	(0.01)	(0.01)
NET INCOME FROM DISCONTINUED OPERATIONS	0.00	0.01
NET INCOME (LOSS) FOR THE YEAR	(0.01)	0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	4,901,758	4,650,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

	Common Stock

									Accumulated
									(Deficit)				Total
					Additional		Share		During				Stockholder
					Paid-in		subscription		Development				Equity
	Shares		Amount		Capital		received		Stage		(Deficit)		(Deficiency)
		$		$		$		$		$		$

Balance
December 31, 2004	4,650,000		4,650		104,850		-		-		(108,428)		1,072

Net (loss) for the period									(29,523)
	-		-		-		-				35,083		5,560

Balance									(29,523)
December 31, 2005	4,650,000		4,650		104,850		-				(73,345)		6,632

Net (loss) income for the									(69,475)
period	-		-		-		-				-		(69,475)

Equity Issuance on	1,331,764		1,332		11,986		-				-		13,318
October 24, 2006

Share subscription
received							4,139						4,139

Balance
December 31, 2006	5,981,764		5,982		116,836		54,139		(98,998)		(73,245)		(45,386)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

			Cumulative
			from
			July 7, 2005
			to
			December 31
	2006	2005	2006
	$	$	$

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net (loss) income for the period	(69,475)	5,560	(98,998)

Item not involving cash
Depreciation and depletion	-	1,127	-
Gain on disposal of assets	-	(38,411)	-
Changes in assets and liabilities
Decrease in amounts receivable	-	16,312	-
Increase (Decrease) in accounts payable	(8,532)	(11,465)	(21,827)
Net cash (used in) provided by operating activities	(78,007)	(26,877)	(120,825)

CASH FLOWS USED IN INVESTING ACTIVITY

Net proceeds from sale of petroleum and natural gas resource properties	-	50,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITY

Net proceeds from debt issuance	46,000	-	46,000
Net proceeds from issuance common shares	13,318	-	13,318
Share subscription received	4,139		4,139
Net cash provided by financing activities	63,457	-	63,457

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(14,550)	23,123	(61,507)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	25,183	2,060	57,368
CASH AND CASH EQUIVALENTS - END OF PERIOD	10,633	25,183	10,633

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
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

Effective July 1, 2005, the Company sold all of its oil and gas assets for the sum of $50,000. The sale of these oil and gas assets was completed on July 6, 2005 with a resulting gain on disposition of $38,411. The income and expense relating to these operations have been classified as discontinued operations in the Statement of Operations for all comparative periods (Note 3).

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

As of December 31, 2006, the Company had negative working capital of $45,386, an accumulated deficit of $172,343 and has not yet located a profitable business operation, thereby raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. Realizable values may be substantially different from the carrying values shown in the financial statements should the Company be unable to continue as a going concern. Management intends to raise additional equity financing to fund ongoing operations and settle its liabilities as they come due. However, there are no assurances that such financings will be completed. Failure to continue as a going concern would require restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	(b)	Cash Equivalents

Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2006 and 2005, there were no cash equivalents.

	(c)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2006 and 2005, the Company has no funds placed in a bank beyond insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company recognizes a liability for future retirement obligations associated with the Company's capital assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2006 and 2005, the Company had no significant asset retirement obligations.

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

While the oil and gas assets were owned, the Company followed the full cost method of accounting for petroleum and natural gas operations. Under this method all costs related to the exploration for and development of petroleum and natural gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d) (g) Petroleum and Natural Gas Interests (cont’d)

In applying the full cost method, the Company performed a ceiling test whereby the carrying value of petroleum and natural gas interests and production equipment, net of deferred income taxes, was compared periodically to an estimate of future net cash flow from the production of proven reserves. Net cash flow was estimated using period end prices, less estimated future expenditures to be incurred in developing and producing the proved reserves and income taxes. Should this comparison indicate an excess carrying value, the excess would be charged against earnings.

Prior the disposition of the oil and gas assets, substantially all of the Company's petroleum and natural gas exploration, development and production activities were conducted jointly with others and, accordingly, the accounts reflected the Company's proportionate interest in such activities.

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

Net earnings (loss) per share is provided in accordance with SFAS 128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2006 and 2005, the Company has no dilutive common stock equivalents such as stock options.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
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

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2006 and 2005.

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

The Company did not grant any stock options during the period ended December 31, 2006 and there is no stock options outstanding as at December 31, 2006.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

3.	DISPOSAL OF PETROLEUM AND NATURAL GAS RESOURCE PROPERTIES

The following table summarizes the result of discontinued operations for the years ended December 31, 2006 and 2005:

		2006		2005
	$		$

Revenue		-		42,631
Income from discontinued operations
(net of tax)		-		29,609
Gain on disposal of oil and gas properties (net of tax)		-		38,411
Net income from discontinued operations (net of tax)		-		68,020

4.	PROMISSORY NOTE PAYABLE

On September 1, 2006, the Company issued a promissory note of $28,000 to a third party. The promissory note payable is unsecured, bearing interest rate at 3% per annum and due on demand.

5.	DEMAND LOAN PAYABLE – RELATED PARTIES

The Company borrowed a total sum of $18,000 from 4 substantial shareholders of the Company on May 4, 2006, $4,500 from each. The demand loan payable is unsecured, non-interest bearing and due on demand.

6.	STOCKHOLDERS EQUITY

On October 24, 2006, the Company issued 1,331,764 common stock at $0.01 per share for a total proceeds of $13,318.

As at December 31, 2006, the Company received share subscription of $4,139 which was issued subsequent to the year end. (See Note 11)

7.	INCOME TAXES

(a) The Company has estimated net losses for tax purposes to December 31, 2006, totaling approximately $172,000, which may be applied against future taxable income until 2019 to 2026.

Accordingly, there is no tax expense charged to operations for the years ended December 31, 2006 and 2005. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income/loss.

GLOBAL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(EXPRESSED IN U.S. DOLLARS)

(b)	The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2006		2005
	$		$

Tax loss carryforwards		60,000		35,000
Valuation allowance		(60,000)		(35,000)
		-		-

8.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company was charged $19,144 (2005 - $8,973) for accounting and administration fees. In 2006, the fees were paid to Jamco Capital partners Inc., a company controlled by the current President of the Company. In 2005, the fees were paid to by Chase Management Ltd., a company controlled by the former President of the Company. As of December 31, 2006, no amount remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company.

9.	SEGMENT REPORTING

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

10.	COMPREHENSIVE INCOME

There are no adjustments necessary to the net income (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”.

11.	SUBSEQUENT EVENTS

On February 7, 2007, the Company issued a total of 17,031,000 common shares at a price per share of $0.01 for aggregate consideration of $170,310 of which $40,910 was paid in cash and $129,400 was paid via the issuance of notes payable having maturities ranging from 90 days to one year. As at December 31, 2006, $4,139 of the proceeds had been collected and recorded as the share subscription received in the stockholders’ equity. The Company expects such funding to be sufficient to enable it to discharge certain of its existing liabilities and to fund its operations for the ensuing 6-9 months unless additional business investments are made thereby requiring additional funding. In addition, in February of 2007, the Company took steps to increase the number of authorized common shares from the existing 25 million to 250 million in contemplation of future equity financings.

12.	COMMITMENTS AND CONTINGENCIES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Christopher Kape, the Company's sole executive and financial officer. Based on this evaluation, Mr. Kape has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION

Christopher Kape	33	President, Chief Executive Officer, Treasurer, Secretary and director, since April 6, 2005.

Mr. Kape currently holds senior officer positions within a several private companies engaged in online marketing and skin care activities. Mr. Kape is also President and CEO of iGaming Corporation (IGA - TSX Venture). Previously Mr. Kape has held a variety of positions including owner and President of Interactive Classified Corporation, an online classified based company that he successfully sold in 2004 after a buyout and 3 year operations turnaround. From 2001 to March 2005, Mr. Kape was Chief Financial Officer of Isee3d Inc. (ICG.H - TSX Venture). Mr. Kape holds a Bachelor of Arts in Administrative and Commercial Studies (Finance and Economics) from the University of Western Ontario and a Masters of Business Administration from the John Molson School of Business (Concordia) of Montreal, Quebec. Mr. Kape currently serves as an officer and director of the following other public reporting company:

NAMES OF REPORTING ISSUERS	POSITIONS HELD	MARKET	STARTING DATE

iGaming Corporation	Director	TSXV	December 20, 2005

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

COMMITTEES

The Company does not have any audit, compensation, and executive committees of its board of directors. Our sole director is serving as the Company's audit committee. At this time, our sole director has determined that he meets the requirements of an audit committee financial expert. Mr. Kape is not considered "independent" as that term is defined in Rule 4200(a)(14) of the NASD Rules.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to former and current officers during the fiscal years ended December 31, 2006, 2005 and 2004.

Name & Principal Position	Year Ending	Annual Compensation			Long Term Compensation
					Awards		Payout
		Salary	Bonus	Other annual Compen- sation	Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LT Payout	All Other Compen- sation
Christopher Kape (1) (President, Chief Executive Officer and Director)	2006	Nil	Nil	Nil	Nil	Nil	Nil	$19,080 (3)
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Nick DeMare (2) (Former President, Chief Executive Officer, Secretary Treasurer and Director)	2005	Nil	Nil	Nil	Nil	Nil	Nil	$8,973 (4)
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$14,955 (4)

(1)	Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.
(2)

On September 30, 2002, Mr. DeMare was elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company. He resigned as Director, President, Chief Executive Officer, Secretary and Treasurer on July 6, 2006

(3)	Charged by Jamco Capital Partners Inc., a private company owned by Christopher Kape, for office, secretarial and accounting services.

(4)	Charged by Chase Management Ltd., a private company owned by Nick Demare, for office, secretarial and accounting services.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bon us ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Kape (1) (President, Chief Executive Officer and Director)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of Company on April 5, 2005.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Christopher Kape (1) (President, Chief Executive Officer and Director)	n/a	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlyi ng Unexercis ed Unearned Options (#)	Option Exercise Pric e ($)	Option Expirat ion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher Kape (1) (President, Chief Executive Officer and Director)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Christopher Kape (1) (President, Chief Executive Officer and Director)	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Christopher Kape (1) (President, Chief Executive Officer and Director)	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
(a)	(b)	(c)	(d)	(e)	(f)
Christopher Kape (1) (President, Chief Executive Officer and Director)	Nil	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christoph er Kape (1) (President, Chief Executive Officer and Director)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Elected as Director of the Company and appointed President, Chief Executive Officer, Secretary and Treasurer of the Company on April 5, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Since its inception, the Company has not granted any stock options or stock appreciation rights.

COMPENSATION OF DIRECTORS

None of the Directors of the Company received director's fees or other compensation in fiscal 2006. However, Jamco Capital partners Inc., a private company owned by Christopher Kape, received $19,080 for the provision of office, secretarial and accounting services. In fiscal 2005, Chase Management Ltd., a private company owned by Nick DeMare, provided similar services to the Company. During fiscal 2006 and 2005, the Company was charged $19,144 and $8,973, respectively. As at December 31, 2006, no balance remained unpaid.

EMPLOYMENT CONTRACTS

The Company does not currently have any employment agreements in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 19, 2007, information with respect to the beneficial ownership by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's common shares and of Mr. Kape. All persons named below have sole voting and investment power over their shares except as otherwise noted. The Company's common stock is the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class (1)
Carrigain Investment Ltd. (2) Jasmine Court, Regent Street Belize City, Belize	12,000,000	52.1%

Christopher Kape 2148 West 47th Vancouver, B.C. Canada, V6M 2M7 President, Chief Executive Officer, Secretary, Treasurer and Director	Nil	Nil

Officers and directors as a group	Nil	Nil

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or through the conversion of debentures within 60 days of March 19, 2007, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 23,012,764 shares of common stock outstanding as of March 19, 2007.

(2) Carrigain Investment Ltd. is controlled by Ariel Malik and Zeev Bronfeld.

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

On February 7, 2007 our company issued 12,000,000 shares to Carrigain Investment Ltd., which comprised approximately 52.14% of our outstanding shares. Carrigain Investment Ltd. is controlled by Ariel Malik and Zeev Bronfeld of Israel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the fiscal years ended December 31, 2006 and 2005, none of the Company's present directors (or any nominees for election as a director), officers or principal shareholders (as listed in "Item 11. Security Ownership of Certain Beneficial Owners And Management and Related Stockholders Matters"), nor any family member of the foregoing, nor, to the best of the Company's information and belief, any of the Company's former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

During the fiscal years ended December 31, 2006 and 2005 the Company was charged $19,144 and $8,973, respectively, by companies controlled by the current and former Presidents of the Company respectively. The rates charged by these companies are comparable with those charged in other arm’s length relationships for the services being provided. At December 31, 2006, no amount remained unpaid by the Company for past fees and disbursements incurred on behalf of the Company.

ITEM 13. EXHIBITS

REGULATION	EXHIBIT
S-B NUMBER

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (1)

10.1	Assignment and Bill of Sale Agreement dated June 5, 2003 (3)

31.1*	Rule 13(a) 14 (a)/15(d) - 14(a) Certification of Principal Executive Officer and Principal Financial Office

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000- 28025.

(2)	Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025.

(3)	Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated June 5, 2003, filed June 19, 2003, file number 000-28025.

(4)	Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated May 4, 2006, filed May 9, 2006, file number 000-28025.

(5)	Incorporated by reference to the exhibits to the Company's current report on Form 8-K dated September 1, 2006, filed September 11, 2006, file number 000-28025.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended December 31, 2006 and 2005, expenses in respect of services provided by the Company's principal accountants amounted to $14,173 and $10,483, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings.

AUDIT-RELATED FEES

For the fiscal years ended December 31, 2006 and 2005, the Company's principal accountant did not charge fees for assurance and related services that were related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

For the fiscal years ended December 31, 2006 and 2005, the Company's tax advisors billed $1,206 and $789, respectively, for tax compliance, tax advice, and tax planning services.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PRINCIPAL ACCOUNTING FIRM HOURS

To the best of the Company's knowledge, the percentage of hours expended on the Company's principal accountant's engagement to audit the Company's financial statements for the fiscal year ended December 31, 2006, that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than or equal to 50%.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY INC.
Per:
     /s/ CHRISTOPHER KAPE
     ----------------------
     Christopher Kape
     President and Director
     Dated: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures:

/s/ CHRISTOPHER KAPE
---------------
Christopher Kape
President and Director (Principal Executive
Officer, Principal Financial Officer, and
Principal Accounting Officer)

Dated: March 19, 2007