Form 10QSB
period 2007-03-31
GLOBAL ENERGY INC
filed 2007-04-30
CIK 1090967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:        As of April 27, 2007 the Registrant had 23,012,764 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [	]	No [ X ]

GLOBAL ENERGY INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL ENERGY INC.

INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in U.S. Dollars)

Basis of Presentation – Note 1	March 31, 2007 $	December 31, 2006 $
		(Audited)
ASSETS

CURRENT ASSETS

Cash	10,881	10,633
Subscription notes receivable	129,400	0
Total current assets	140,281	10,633

TOTAL ASSETS	140,281	10,633

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	13,556	10,019
Promissory note payable	28,000	28,000
Demand loans payable – Related parties	18,000	18,000

TOTAL CURRENT LIABILITIES	59,556	56,019

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value;
Authorized - 250,000,000 shares	23,013	5,982
Issued and outstanding – 23,012,764 shares (2006 – 5,981,764 shares)
Additional paid-in capital	270,115	116,836
Share subscription received	0	4,139
Accumulated (Deficit) during development stage	(139,058)	(98,998)
(Deficit)	(73,345)	(73,345)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	80,725	(45,386)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY*	140,281	10,633

GLOBAL ENERGY INC.

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in U.S. Dollars)

Three Months Ended March 31, 2007		Three Months Ended March 31, 2006	Cumulative from July 7, 2005 to March 31, 2007
	$	$	$

OPERATING EXPENSES
General and administrative	40,060	9,680	139,058

NET LOSS FOR PERIOD	(40,060)	(9,680)	(139,058)
BASIC AND DILUTED NET LOSS PER COMMON SHARE

NET LOSS FOR THE PERIOD	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,821,897	4,650,000

GLOBAL ENERGY INC.

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in U.S. Dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative from July 7, 2005 to March 31, 2007
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period	(40,060)	(9,680)	(139,058)

Changes in working capital
Increase/(decrease) in accounts payable	3,537	(9,198)	(18,290)

Net cash used by operating activities	(36,523)	(18,878)	(157,348)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from debt issuance	0	0	46,000
Net proceeds from issuance of common shares	40,910	0	54,228
Share subscriptions received	(4,139)	0	0

Net cash provided from financing activities	36,771	0	100,228

NET INCREASE (DECREASE) IN CASH	248	(18,878)	(57,120)

CASH, BEGINNING OF PERIOD	10,633	25,183	68,001

CASH, END OF PERIOD	10,881	6,305	10,881

SUPPLEMENTARY CASH FLOW INFORMATION

Interest expenses paid in cash	-	-	-

Income taxes paid in cash	-	-	-

GLOBAL ENERGY INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2005 TO MARCH 31, 2007

(Unaudited)

(Expressed in U.S. Dollars)

	Common Stock
	Shares	Amount $	Additional Paid-in Capital $	Share subscription received $	Accumulated (Deficit) During Development Stage $	(Deficit) $	Total Stockholder Equity (Deficiency) $

Balance December 31, 2005	4,650,000	4,650	104,850	-	(29,523)	(73,345)	6,632

Net (loss) income for the period					(69,475)		(69,475)

Equity Issuance on October 24, 2006	1,331,764	1,332	11,986				13,318

Share subscription received				4,139			4,139

Balance December 31, 2006	5,981,764	5,982	116,836	4,139	(98,998)	(73,245)	(45,386)

Net (loss) income for the period					(40,060)		(40,060)

Equity issuance on February 7, 2007	17,031,000	17,031	153,279				170,310

Shares subscribed				(4,139)			(4,139)

Balance March 31, 2007	23,012,764	23,013	270,115	0	(139,058)	(73,345)	80,725

GLOBAL ENERGY INC.

Notes to Interim Financial Statements

March 31, 2007

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

As of March 31, 2007, the Company had positive working capital of $80,725 but also had an accumulated deficit of $212,403 and has not yet located a profitable business operation, thereby raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. Realizable values may be substantially different from the carrying values shown in the financial statements should the Company be unable to continue as a going concern. Management intends to raise additional equity financing to fund ongoing operations and settle its liabilities as they come due. However, there are no assurances that such financings will be completed. Failure to continue as a going concern would require restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

Note 2	Significant Accounting Policies

The accompanying interim financial statements of the Company have been prepared in accordance with Form 10-QSB instructions. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as at March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these interim financial statements be read in conjunction with the annual financial statements and notes included in the Company's Form 10-KSB as of December  31, 2006.

Note 3            Related Party Transactions

During the three months ended March 31, 2007, the Company paid $9,540 for accounting and administrative services performed by a company controlled by the President of the Company. During the comparable period in 2006, no such fees were paid. As at March 31, 2007, no amounts were due and payable in respect of such accounting and administrative services.

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

Results of Operations

Three month period ended March 31, 2007 compared to three month period ended March 31, 2006

During the three month period ended March 31, 2007, we incurred $40,060 for general and administrative expenses, an increase of $30,380 from $9,680 reported for the comparable period in 2006. Expenses incurred in the three month period ended March 31, 2007 consisted of $16,821 for travel and related expenses incurred in connection with due diligence conducted regarding potential business acquisitions, compared to nil during the three months ended March 31, 2006; $6,678 for audit fees, compared to $5,586 during the three months ended March 31, 2006; $4,934 for legal expenses, compared to $2,438 during the three months ended March 31, 2006; $9,540 for accounting and administration fees paid to Jamco Capital Partners Inc., a company controlled by our President, compared to $0 during the three months ended March 31, 2006; and $2,087 for office and miscellaneous expenses, compared to $1,656 during the three months ended March 31, 2006. The increase in our general and administrative expenses in the three month period ended March 31, 2007 as compared to the comparable period in 2006 is primarily due to an increase in due diligence related travel expenses as well as an increase in accounting and administration fees.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2007, we had positive working capital of $80,725. This is inclusive of certain subscription notes receivable of $129,400 related to the equity issuance completed in February of 2007.

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

If we do not acquire any of the business interests that we are currently investigating, we will require working capital of approximately $80,000 for the next 12 months, which we will use to fund our search of another suitable business opportunity and to pay the ongoing costs of administering our company as well as the cost of preparing and filing our required disclosure.

If we do acquire one or more of the business opportunities that we are currently investigating, we will require working capital to complete the acquisition and fund the ongoing development of those businesses. We are not currently in a position to estimate the amount of capital required over the next 12 months.

While we likely have sufficient working capital on hand to meet our requirements over the next 12 months, we will require further funding to carry on operations beyond such point and to successfully acquire any of the business opportunities that we are currently investigating. We have traditionally raised additional funds through the sale of our equity securities. There can be no assurance that additional financing will be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able take advantage of acquisition opportunities or respond to competitive pressures. We do not have any agreements or understandings with any of our stockholders, officers or directors with respect to loans or equity financing to operate our company.

Off Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Christopher Kape, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

We filed a current report on Form 8-K on October 25, 2006, announcing the issuance of 1,331,764 common shares in our Company at a price per share of $0.01 for aggregate proceeds of issuance of $13,318.

We filed a current report on Form 8-K on February 7, 2007, announcing the issuance of 17,031,000 common shares in our Company at a price per share of $0.01 for aggregate proceeds of issuance of $170,310. As part of such issuance, Carrigain Investment Ltd. acquired 12,000,000 common shares thereby acquiring a 52.14% interest in our Company.

We filed a current report on Form 8-K on March 22, 2007, announcing an increase in the authorized number of shares of our common stock from 25,000,000 shares to 250,000,000 shares, par value of $0.001 per share.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2007	GLOBAL ENERGY INC. By: /s/ Christopher Kape Christopher Kape President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)