Form 10QSB
period 2007-06-30
GLOBAL ENERGY INC
filed 2007-08-20
CIK 1090967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-28025

Global Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0951473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
415 Madison Avenue, 15th Floor, New York, NY 10017
(Address of principal executive offices)
646.673.8435
(Issuer’s telephone number)
12 Abba Hilel Street, 16th Floor, Ramat Gan Israel 52136
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,187,764 shares of common stock issued and outstanding as of August 20, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Item 1.  Financial Statements

GLOBAL ENERGY INC.

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheets as of June 30, 2007 and December 31, 2006	3
Statements of Operations for the periods of six and three months
ended June 30, 2007 and June 30, 2006	4
Statements of Changes in Capital Deficiency for the period of six months ended June 30, 2007	5
Statements of Cash Flows for the period of six months ended June 30, 2007 and June 30, 2006	6
Notes to Interim Financial Statements	7 - 10

GLOBAL ENERGY INC.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$ 91	$ 11
Other accounts receivable	4
T o t a l current assets	95	11
T o t a l assets	$ 95	$ 11

Liabilities net of capital deficiency

CURRENT LIABILITIES:
Accounts payables	$ 31	$ 10
Demand loans payable – related parties	18	18
Promissory note payable		28
Other accounts payable and accrued expenses	80
T o t a l current liabilities	129	56
T o t a l liabilities	129	56
CAPITAL DEFICIENCY:
Share capital (Note 2) - Common shares of $0.001 par value each: Authorized: 250,000,000 shares and 25,000,000 at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 63,187,764 shares and 5,981,764 shares at June 30, 2007 and December 31, 2006, respectively	63	6
Additional paid-in capital	706	117
Share subscription received		4
Receivables in respect of shares issued	(225)
Accumulated deficit during development stage	(505)	(99)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(34)	(45)
T o t a l liabilities net of capital deficiency	$ 95	$ 11

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

	Six months ended June 30		Three months ended June 30		From July 7, 2005 through June 30, 2007
	2007	2006	2007	2006	2007
					Unaudited

OPERATING EXPENSES -
general and administrative expenses (**)	$406	$36	$366	$26	$505

NET LOSS FOR THE PERIOD	$406	$36	$366	$26	$505

BASIC AND DILUTED NET LOSS PER SHARE	$0.01	*	$0.01	*

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	32,976,836	4,650,000	49,650,536	4,650,000

*Representing an amount less than $0.01.

**In the six and three months period ended June 30, 2007 – includes share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.

(A development stage company)

CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

	Share Capital		Additional Paid-in capital	Share Subscription Received	Receivables in respect of share issued	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total capital deficiency
	Number	Amount
BALANCE AS OF JANUARY 1, 2007	5,981,764	6	117		-	(99)		(45)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2007 (unaudited):
Issuance of shares	57,206,000	57	515		(225)	-		343
Net loss for the period	-	-	-	-		(406)		(406)

Share based compensation expenses			74					74

BALANCE AS OF JUNE 30, 2007 (unaudited)	63,187,764	$63	$706	$ -	$ (225)	$ (505)	$	$ (34)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

Cumulative
from July 7,
Six months ended		2005 through
June 30		June 30,
2007	2006	2007
(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(406)	$(36)	$(505)

Adjustments required to reconcile net loss to net cash used
in operating activities:
Share based compensation expenses	74		74
Increase in other accounts receivable	(4)		(4)
Increase (decrease) in accounts payables	21	5	(1)
Increase in other accounts payable and accrued expenses	80		80
	(235)	(31)	(356)
Net cash used in operating activities
CASH FLOWS FROM FINANCING ACTIVITIES:	315		333
Issuance of shares		18	46
Proceeds from debt issuance	315	18	379
Net cash provided by financing activities
	80	(13)	23
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING	11	25	68
OF PERIOD
CASH AND CASH EQUIVALENTS AT END OF	$ 91	$12	$91
PERIOD

NON-CASH TRANSACTION -
redemption of promissory note into share, see note 2b	$ 28	-;-	-;-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.

(A development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1)	Global Energy Inc. ("the Company") was incorporated under the laws of the State of Nevada on February 16, 1999.
2)	Effective July 1, 2005, the Company sold all of its oil and gas assets for the sum of $50 thousands. The sale of these oil and gas assets was completed on July 6, 2005.
3)

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company is considered as a development stage enterprise since July 7, 2005, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 – “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements has disclosed cumulative amounts since inception (July 7, 2005) of becoming a development stage enterprise, in the statements of operations and cash flows.

4)

On May 2, 2007 the Company entered into an agreement with AlphaKat Gmbh, a privately-held (“AlphaKat”) in order to cooperate in commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste (see also note 3b).

5)

In May 2007 the Company established two subsidiaries in Israel: Global Fuel Israel Ltd (“Fuel”) and Global N.R.G. Pacific (“Pacific”). Fuel will render services to the Company, the nature and the scope of the services is not yet defined. Pacific will act as the agriculture length on the Company future activities in the Bio Diesel field.

Both of these companies are still not active as of the date of the approval of the financial statements.

6)

The accompanying unaudited interim consolidated financial statements as of June 30, 2007 and for the six and three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

7)	Going concern considerations

As of June 30, 2007, the Company had negative working capital of approximately $34 thousands and an accumulated deficit of approximately $578 thousands. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company has no revenues and has incurred recurring operating losses and an accumulated deficit and has a negative cash flow from operating activities.

GLOBAL ENERGY INC.

(A development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Share-based payment

The Company implements Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“FAS 123(R)”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method of amortization under FAS 123(R) over the requisite service period for the entire awards.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

b.	Recently adopted Accounting Pronouncements

Effective January 1, 2007 the Company adopted the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, “Accounting For Income Taxes”, which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. The adoption results no cumulative impact on retained earnings.

GLOBAL ENERGY INC.

(A development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

c.	Recently issued:
1)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007 (as of January 1, 2008 for the Company). The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position and results of operations.

2)

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007 (as of January 1, 2008 for the Company. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations

NOTE 2 - SHARE CAPITAL:

a.	On February 7, 2007, the Company issued a total of 17,031,000 common shares at a price per share of $0.01 for consideration of approximately $170 thousands.
b.

On April 30, 2007, the Company issued a total of 40,175,000 common shares at a price per share of $0.01 for consideration of approximately $402 thousands of which approximately $47 thousands was paid in cash, $28 thousands was paid by redemption of $28 thousands promissory note and approximately $327 thousands was paid via the issuance of notes receivables having maturities up to one year. As at June 30, 2007, $225 thousands have not been yet collected.

c.

On April 30, 2007 the Company appointed Mr. Asi Shalgi as President and Chief Executive Officer. Mr. Asi Shalgi has been granted 5,055,021 warrants to purchase common shares of the Company at an exercise price of US $0.01 per share, the expiration date of the warrants is April 30, 2012, the warrants vest in four equal installments.

d.

On May 1, 2007 the Company entered into agreement with Dr. Irit Arbel to provide investor relations and marketing services to the Company. Under the terms of the Agreement, Dr. Irit Arbel received 400,000 warrants to purchase common shares of the Company, 200,000 warrants are vested immediately and 200,000 warrants will be vested gradually until May, 1 2008, at an exercise price of US $0.01 per share. The expiration date of the warrants is May 1, 2012.

GLOBAL ENERGY INC.

(A development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 3 - SUBSEQUENT EVENTS:

On July 6, 2007, the Company signed a Security Convertible Debenture agreement with Cornell Capital Partners, L.P. (“Cornell”), according to which Cornell shall purchase Security Convertible Debenture up to total consideration of $4,000,000.

The first installment of $500,000 was received and the Security Convertible Debenture was issued to Cornell. The Security Convertible Debenture can be converted into the common shares of the Company in conversion rate of $2.2 for each share. The Security Convertible Debenture bears an annual interest of 10%. The payments of the principals will commence on July 31, 2008 and continuing on each successive month thereafter. In conjunction with this financing, the Company committed to issue 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.35 and 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.50.

The second installment of $1,500,000 and all further installments depend on successful due diligence which is being carried out currently by Cornell.

The third installment of $1,000,000 will be paid at the date in which a registration statement is filed and the fourth installment of $1,000,000 will be paid three days after the registration statement is declared effective by the SEC.

Each of the installments will be paid by Cornell after fulfillment of conditions that are stated in the agreement.

Cornell can recall for immediate payments if certain circumstances agreed in the agreement are not met.

On July 10, 2007 the Company entered into an agreement (the “Agreement”) with Alphakat to incorporate and operate a company, to be named Alphakat – Global Energy Inc. (“AGEI”). Each side will hold 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales of machines which converts hydrocarbon waste into diesel oil. If the Company or Alphakat wishes to transfer their AGEI shares, the Agreement contains a right of first refusal so that any shares have to be offered to each other before being transferred to a third party. AGEI has the exclusive rights for the USA and China to sell the technology of Alphakat, which converts municipal solid waste, organic materials and refinery sludge into mineral diesel oil. It has the non-exclusive rights for certain other parts of the world.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	our lack of operating history;
•	our dependence on additional financing;
•	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel, diesel and castor oil;
•	our inability to commercialize and develop the technology we have licensed;
•

governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;

•	market acceptance of our bio-fuel or diesel;
•	unexpected costs and operating deficits, and lower than expected revenues;
•	adverse results of any legal proceedings; and
•	other specific risks referenced in this Quarterly Report.

All statements, other than statements of historical facts, included in these offering materials or otherwise provided by us regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of their respective dates. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, these plans, intentions or expectations may not be achieved.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Global" mean Global Energy Inc, and our subsidiaries, Global Fuel Israel Ltd. and Global N.R.G. Pacific Ltd, unless otherwise indicated.

Corporate Overview

Our company was organized on February 16, 1999, under the laws of the State of Nevada, U.S.A. as Global Smartcards Inc. On April 28, 2003, we changed our name to Global Energy Inc. Our business address is 12 Abba Hilel Street, 16th Floor, Ramat Gan, Israel 52136. Our telephone number is 011-972-3-591-3952. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas NV 89104.

Description of Business

Our mission is to produce and supply significant quantities of alternative fuels, based on alternative energy producing technologies, which utilize renewable sources for creating viable energy sources while contributing to severe environmental conservation issues.

We entered into an agreement with privately-held AlphaKat to produce high quality mineral diesel from Municipality Solid Waste (MSW), using a proprietary technology known as the KDV process, originally developed by Alphakat Gmbh and its owner Dr Christian Koch, over a 30 year period. The process is applicable to biomass waste and any waste containing hydrocarbons, including plastic, textile, rubber, leather, wood, paper, animal and agriculture waste. The KDV depolymerization technology is the ultimate alternative-energy. It provides a patent-protected and unparalleled solution for the simultaneous creation of clean energy and the disposal of waste. The process uses a high speed turbine and a proprietary catalyst to convert and distillate waste into high quality diesel oil. The result is a high quality sulphate free diesel oil that meets the requirements of the EN590 standard for Diesel Oil and is intended for use in trucks and heavy equipment, as well as by major petroleum companies.

Our strategy is to operate a growing number of its own industrial scale production facilities in several international locations and emerge as a leading supplier to mineral diesel, selling to industrial and governmental customers on every level of the supply chain. Within five years we anticipate our annual production capacity will reach 1.3 billion liters of mineral diesel, with a projected sales value of over $500 million. By that time we anticipate there will a total of 19 production facilities worldwide.

Attractive profit margins and high levels of automation, resulting in relatively low operating costs, will result in strong profitability, cash flow and increasing shareholder value.

Plan of Operation

Agreement with Alphakat GMBH

On July 10, 2007 we entered into a shareholder agreement with Alphakat GMBH (“Alphakat”) to incorporate and operate a company, to be named Alphakat – Global Energy Inc. (“AGEI”). We will each hold 50% of the shares of AGEI. The goal of AGEI is to provide worldwide marketing and sales of technology which converts hydrocarbon waste into diesel oil.

AGEI has the exclusive rights for the USA and China to sell the technology of Alphakat, which converts municipal solid waste, organic materials and refinery sludge into mineral diesel oil. It has the non-exclusive rights for certain other parts of the world.

We intend on developing energy processing plants utilizing a proprietary technology called KDV, developed by Alphakat and its owner Dr Christian Koch. This technology can convert different types of Municipal Solid Waste (municipal solid waste) into mineral diesel oil.

This high quality, sulphate free, diesel oil meets the requirements of the EN590 standard for Diesel Oil and is intended to be used in trucks and heavy equipment, as well as by major petrol companies

Description of the KDV technology

The KDV process, which represents a major breakthrough in the quest for renewable energy sources, utilizes proprietary technologies developed by a German company, Alphakat Gmbh and its owner Dr Christian Koch, a distinguished scientist who has spent over 30 years in senior positions at Siemens.

The KDV process can be readily applied to municipal solid waste including plastic, rubber, paper and cardboard waste all of which can be converted to mineral diesel.

In addition, the technology can be applied to:

•	Refinery Residuals - such as Petcock, Tar and paraffin which cannot be used today and the disposal of which harms the environment and is very expensive to neutralize;
•	Used oil from engines, organic wastes, sewerage sludge and animal manures;
•

all types of waste Biomass, including such items as the body plant of the corn when extracting oil from the seeds, sunflowers and any other crop where significant amounts of Biomass remain in the field after harvesting the food parts;

•	Glycerine - biodiesel plants produce glycerine, 30% of which can be converted to saleable mineral diesel.

The product is a high-quality diesel fuel suitable for use in any of today's engines. It has Cetane of over 60, as compared to normal diesel oil (52) and super diesel (56), giving the engine greater power and a quieter operation.

Being a mineral, the diesel does not require certification from car and engine manufacturers, provided it fulfills the EU Norm. Under tax considerations the KDV process produced diesel is a biodiesel and therefore eligible for tax benefits in certain countries.

Manufacturing

Currently, we do not own any production facilities. While we are exploring possible acquisitions of suitable facilities for such purposes, we have not yet entered into any definitive agreement for a facility.

Acquisition or construction of plant facilities may take several forms, including the leasing of plant facilities, joint ventures with third parties, including manufacturers of ethanol and bio-diesel or consumers of bio-diesel such as trucking and transportation companies, or direct ownership.

The acquisition of manufacturing plants will require us to (i) identify suitable facilities that can be cost-effectively modified for our needs, (ii) conduct due diligence with respect to such facilities, including investigation of environmental risks and permitting, (iii) negotiate acceptable purchase or lease agreements and (iv) finance any such acquisitions and capital improvements. The construction of new facilities would require us to identify appropriate sites to locate plants. In either case, production facilities will need to be engineered and constructed or, in the case of existing plants, appropriate modifications completed. Also, we would have to establish relationships with engineering firms, construction companies and other service providers, as well as supplier relationships to obtain sources of the components of the biofuel.

Plant development, whether acquired or constructed, will necessitate governmental permitting and various regulatory approvals (including environmental, zoning and construction permits), which will likely vary from location to location and may cause delays and add significant costs. Moreover, given our limited operating history, relatively untested technology, experience, management and financial resources, we cannot assure you that we will be able successfully to complete any plant acquisition or construction or that any such plants can be operated profitably.

Competition

The market for the manufacture, marketing and sale of bio-diesel, heating and other alternative fuels is highly competitive. According to the National Biodiesel Board (NBB), as of January 31, 2007, there are at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. (Note, the preceding data reflect capacity, not actual production levels or demand.) Such competition could be intense, thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-diesel and other alternative fuels, sale prices could be depressed. Falling oil prices would also negatively affect demand and the competitive position of bio fuel. We will also compete with petroleum fuels.

Competition from other alternative fuels will likely increase if prices of energy on the commodities markets, including oil and bio-diesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition. On the other hand, if petroleum prices fall, competition from such fuels will intensify.

Intellectual Property

The company does not have any intellectual property.

Development Costs

To the date of this report, we have conducted limited development activities consisting solely of initial testing in laboratory conditions of the performance of the bio-fuel.

Governmental Regulations

Our business will be conducted in various countries, which have varying degrees of regulation. The following is a discussion of some U.S. regulations which may or may not apply to our operations.

There are no readily apparent U.S. EPA regulatory fuel certification requirements applicable to using the bio-fuel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boiler, etc. As a practical matter, market acceptance of the bio-fuel may be limited until we can demonstrate that (i) the bio-fuel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the bio-fuel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. In addition, initial testing done on the bio-fuel in a burner indicated that the bio-fuel requires further development so that its viscosity is more stable under certain temperature conditions.

We have evaluated whether the bio-fuel can be formulated to comply with U.S. Environmental Protection Agency (“EPA”) standards to be classified as “Bio-diesel.” EPA standards mandate that “bio-diesel” comply with the specifications of the American Society for Testing and Materials (ASTM) 6751. In particular, ASTM 6751 requires that the fuel be comprised of “mono-alkyl esters of long chain fatty acids.” The bio-fuel does not comply with this specific requirement of ATSM 6751, and consequently, it is not compliant with EPA standards. However, we are currently evaluating whether the ASTM standard can be broadened to include our fuel.

In order to be legally marketable as a fuel for on-road motor applications, the bio-fuel must be registered with U.S. EPA and comply with U.S. EPA’s health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application with a group of other companies manufacturing similar fuels. The NBB has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with U.S. EPA. To fit under the NBB umbrella, and be considered “bio-diesel” for marketing purposes, the bio-fuel must meet the ATSM 6751 specifications for bio-diesel described above. European countries use similar standards. ASTM 6751 compliant bio-diesel is already registered with U.S. EPA and also meets the clean diesel standards established by the California Air Resources Board (CARB) and certain other states. As of the date of this report, the current formulation of the bio-fuel does not comply with ASTM 6751. Because water is a component used in the manufacture of our Bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

Environmental permitting of bio-fuel manufacturing facilities varies with the characteristics of individual plants. Our bio-fuel is manufactured using a process that is believed to yield little, if any wastes, emissions or discharges, although there may be some air emissions that could require us to obtain air emission permits to construct and operate any plants we may build or acquire.

Being a mineral, the diesel does not require certification from car and engine manufacturers, provided it fulfills the EU Norm. Under tax considerations the KDV process produced diesel is a biodiesel and therefore eligible for tax benefits in certain countries.

Results of Operations

Three month and six month period ended June 30, 2007 compared to three month and six month period ended June 30, 2006

The Company had general and administrative expenses of $366,000 in the three-month period ended June 30, 2007 compared to $26,000 in the three-month period ending June 30, 2006. This significant increase is a result of activities related to a creation of infrastructure aimed to support the Company’s future activities in the field of production of diesel from Municipality Solid Waste and growing agricultural products for producing bio diesel and share based compensation expenses amounted to $ 75,000. Due to these activities all of the Company’s expenses have increased and are expected continue to increase.

The Company had general and administrative expenses of $406,000 in the six-month period ended June 30, 2007 compared to $36,000 in the six-month period ending June 30, 2006. This significant increase is a result of activities related to a creation of infrastructure aimed to support the Company’s future activities in the field of production of diesel from Municipality Solid Waste and growing agricultural products for producing bio diesel and share based compensation expenses amounted to $ 75,000. Due to these activities all of the Company’s expenses have increased and are expected continue to increase.

Financial Condition, Liquidity and Capital Resources

Our cash equivalents were $91,000 as of June 30, 2007, compared to $11,000 as of December 31, 2006. This increase in cash equivalents and short term deposits is attributed to a private placement for the sale of 57,206,000 shares of common stock at a price of $0.01 per share. The net proceeds received amount to $343,000, as of June 30, 2007, $225,000 remains payable under promissory notes. The Company will need to finance its future activities from its cash equivalents. We had a negative working capital of $34,000 as of June 30, 2007, compared to $45,000 as of December 31, 2006. We plan to continue to consume cash in our future activities through payments of salaries, payments for services received from AlfaKat and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, and debt issuances. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products

On July 10, 2007, subsequent to the quarter ended June 30, 2007, we issued a 10% Secured Convertible Debenture, for gross proceeds of $500,000, to be part of a private placement of up to $4,000,000 in value of Debentures to the same investor. All further instalments depend on successful due-diligence which is being carried out currently by Cornell.. Additional funds would then be advanced against issuances of Debentures in installments shortly after the issuance of the satisfactory report, upon our filing a registration statement and upon the registration statement being declared effective. In conjunction with this financing, we issued 300,000 common share purchase warrants exercisable for five years at an exercise price of $2.35 and 300,000 common share purchase warrants exercisable for five years at an exercise price of $2.50. We paid a cash commission of 7% to Yorkville Advisors LLC and a due diligence fee of $20,000 to Yorkville Advisors LLC.

The focus of our activities will be building and operating a series of energy processing facilities to produce diesel from municipal solid waste, oil residuals, refinery wastes and biomass. We will work with local partners, which will include companies with the ability to supply large quantities of the required waste.

We will initially set up three to four ‘demo’ plants in countries where it has already identified strategic partners able to supply its required waste. These countries so far include the United States, Israel and Poland.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS

We face numerous risks, known and unknown, that may prevent us from achieving our goals, including but not limited to those described below. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained elsewhere under “Description of Business” in this report for further details pertaining to our business and financial condition.

If we do not successfully address any one or more of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. We cannot assure you that we will successfully address these risks.

Risks Related To Our Business

We are a development stage company with a limited operating history, which makes us a speculative investment.

We are a development stage company that seeks to take advantage of the rights to the technology to manufacture the bio-fuel that is intended to be marketed as a new class of bio-fuel, bio-mass or fuel additive. There can be no assurance that the bio-fuel will gain market acceptance, either from distributors or consumers.

We have been engaged in organizational activities, including developing a strategic operating plan and entering into contracts. We currently only have two employees. Other than limited testing activities with respect to our bio-fuel, we have not conducted any operations. We have not generated any revenues. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets. Such risks include, but are not limited to, risks of unforeseen capital requirements, unforeseen technical problems, failure of market acceptance, failure to establish business relationships and competitive disadvantages against larger and more established companies.

We are unlikely to be able to continue as a going concern in the event we are unable to obtain additional financing.

We have incurred an net accumulated decicit of $578,000 since inception. As of June 30, 2007, we had $91,000 of available cash, but had approximately $129,000 of accounts payable. We have financed our operations to date primarily through the sale of our common stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available you may lose your entire investment in our company.

We may not be able to achieve the objectives set forth in our new business plan.

The focus of our activities will be building and operating a series of energy processing facilities to produce diesel from municipal solid waste, oil residuals, refinery wastes and biomass. We will work with local partners, which will include companies with the ability to supply large quantities of the required waste.

We will initially set up three to four “demo” plants in countries where it has already identified strategic partners able to supply its required waste. These countries so far include the United States, Israel and Poland.

We intend to develop, build and operate a significant number of energy processing plants, capable of producing 10,000 liters of mineral diesel oil per hour each, all based on the environmentally friendly KDV technology.

We can give no assurance that we will be able to do so. We have not however commenced the design, engineering, development or construction of any bio-fuel manufacturing plants.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

Our success will depend, in part, on the KDV technology being viable for commercialization and on the strength of the intellectual property rights relating to the KDV technology. The KDV technology is patented by Dr. Koch and Alphakat GMBH only in Germany, the USA and some other countries in the world. Patents sometimes are difficult to defend and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the KDV technology, including through analysis or “reverse engineering” of the bio-fuel made with the KDV technology. Accordingly, we may not be able to protect the rights to our the patented technology, or we may work in countries where the patent has not been filed. In addition, any agreements with our employees, consultants, advisors, sublicensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to the KDV technology may not provide meaningful protection in the event of unauthorized use or disclosure.

Third parties may assert that the KDV technology, or the products we or our sub-licensees commercialize using the KDV technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed. Further, because we have licensed the KDV technology from foreign and previously unknown third parties, there are additional inherent uncertainties about the origin and ownership of the intellectual property that could contribute to our infringement exposure.

We may need to acquire additional licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our sub-licensees’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we do.

Any of these events would harm our business.

In the event we are materially in default under the License Agreement, the other party may be able to terminate the License Agreement, and in such an event we would likely not be able to continue as a going concern.

To the extent we default on any of payments or breach any material provisions of our license, the other parties would be able to terminate the License Agreement, which is our principal asset.

We may not be able to generate revenues.

We have not generated any revenue and we do not expect to generate any material revenues until after we have successfully operated bio-fuel manufacturing plants and commenced commercial sales, which we do not currently anticipate to occur at least until the third quarter of 2008. Any start-up delays due to problems with the physical plant, staffing, permitting or other operational issues would negatively impact us. Any planned manufacturing plants may not achieve projected capacity. Companies to which we grant sublicenses or work with in a joint venture may not be able to produce, market and sell enough bio-diesel to pay us any amounts, or we or they may default on payments and lose rights to the technology. We may not be able to achieve profitable operations from the development of the KDV technology and/or the production of bio-fuel.

Unanticipated problems in our engineering and construction operations may harm our business.

Our cash flow will depend on our and our joint venture partners’ ability to timely design, construct and complete bio-fuel manufacturing plants. If engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise) our business may experience a substantial setback. As a development stage company, we are particularly vulnerable to events such as these.

We may lose our rights to the KDV technology

If we do not fulfill our obligations set out in our agreement with Alphakat, we may lose the rights to develop, commercialize and market the KDV technology leaving us without any business.

Our ability to produce and distribute commercial quantities of bio-fuel is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

While production of bio-fuel from solid waste is a relatively mature technology, the technologies being pursued by us for bio-fuel production have never been utilized on a commercial basis. The bio-fuel we produce using our KDV technology, while intended as a new class of bio-fuel or fuel additive for power generation, heavy equipment, marine use and as a heating fuel, is in fact a new bio-fuel that may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the KDV technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized the KDV technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. The KDV technology, when used, may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, the KDV technology or the bio-fuel may not perform successfully on a commercial basis and they may never generate any revenues or be profitable.

The strategic relationships upon which we may rely are subject to change.

Our ability to successfully sublicense our technology to third parties, to develop and operate manufacturing plants, and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions. These realities may impair our ability to grow.

To develop our business, we will use the business relationships of our management team (including those of any future management we retain) and those of our sublicensees in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies or contractual arrangements with other bio-diesel and alternative fuel companies. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that these relationships will be maintained, particularly if members of our management team leave. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively impacted.

Moreover, reliance upon strategic partners to manufacture and sell bio-fuel using our KDV technology subjects us to additional risks, including a limited ability to control the quality of such fuel, the failure of such partners to perform in accordance with the terms of agreements that they may enter into with us. Arrangements we enter into with such partners may compete with any bio-fuel that we may manufacture at our own plants and therefore may limit our organic growth.

Our business may suffer if we are unable to attract and/or retain talented personnel.

We currently have two employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, and on other personnel we may hire. The loss of a key individual by us or the inability to attract suitably qualified replacements or additional staff could adversely impact our business. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market, and other conditions and to manage effectively the production, marketing and sale of bio-fuel fuel using our KDV technology. Furthermore, no assurance can be given that our key personnel will continue their employment with us, or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel, our business may be adversely affected.

Competition may impair our success.

The market for the manufacture, marketing and sale of bio-fuels (such as bio-diesel) and other alternative fuels is believed to be highly competitive. According to the National Bio-diesel Board (NBB), as of January 31, 2007, there are at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. Such competition could be intense thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-fuels (including bio-diesel), sale prices could be depressed. Falling oil prices would also negatively affect demand for and the competitive position of alternative fuels such as our bio-fuel. We will also compete with petroleum fuels.

Competition from alternative fuels will likely increase as prices of energy on the commodities market, including oil and bio-diesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

We may not effectively manage future growth.

If we achieve rapid growth, it will place a significant strain on our financial, managerial, and operational resources. To achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and effectively train, motivate and manage our employees. Failure to manage growth effectively could harm our business, financial condition or results of operations.

We or our sublicensees may not be able to build or acquire and operate manufacturing plants on an economically viable basis.

Any manufacturing plants that we or our sublicensees build or acquire may not be capable of production levels that are sufficient for commercial viability. On a long-term basis, we or our sublicensees will be dependent upon the ability to acquire solid waste, oil waste and agricultural products at reasonable prices, and to develop viable outlets for the sale of bio-fuel production. Our future will depend on our or our sublicensees’ ability to engineer, construct and operate future manufacturing plants, and successfully sell the fuel produced from these manufacturing plants.

Completion of manufacturing plants does not assure a profit on the investment or recovery of construction costs and/or operating costs. Also, environmental damage may greatly increase the cost of operations, and various other field operating conditions may adversely affect the construction of bio-fuel manufacturing plants. These conditions include, but are not limited to, delays in obtaining governmental approvals or consents, shut-downs of operations and plant infrastructure resulting from extreme weather conditions, problems in storage, distribution of fuel, attracting and retaining qualified employees, labor relations and adverse geological and mechanical conditions. Therefore, these uncertainties are likely to have some adverse effect on our revenue and cash flow levels to varying degrees, and may result in the impairment of our business.

Risks Related to Our Industry

Prices and markets for bio-fuel (such as bio-diesel fuel) demand are unpredictable and tend to fluctuate significantly.

The price of bio-fuels is determined based on world demand, supply and other factors both with respect to bio-fuels (including bio-diesel) as well as conventional and other alternative fuels, all of which are beyond our control. World prices for bio-diesel fuel have fluctuated widely in recent years and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for bio-diesel and other fuel may also impact the investment market, and our ability to raise investor capital. Future decreases in the price of bio-diesel and competing fuels may have a material adverse effect on our financial condition and future results of operations. In addition, in the United States, demand for bio-fuels is affected by certain federal and state tax benefits. The applicability, reduction or repeal of such tax benefits could adversely affect our business. Moreover, the bio-fuel may not be eligible for tax incentives provided to the bio-diesel industry.

Engineering, constructing and operating the bio-fuel manufacturing plants is risky.

Engineering, constructing and operating the bio-fuel manufacturing plants involve a high degree of risk particularly when new technology such as ours is involved. These risks are more acute in the earlier stages of development. Our expenditures in developing manufacturing plants may not result in commercially viable projects. We cannot project the costs of constructing and operating manufacturing plants due to the inherent uncertainties of future feedstock prices, and the future pricing of oil, diesel fuel, bio-diesel fuel, heating fuel, fuel additives and other alternative fuels, the costs associated with encountering unknown obstacles, and changes in market demands. If construction costs exceed our or our sublicensees’ estimates or if our or our sublicensees’ efforts do not produce results which meet our expectations, our business may not be commercially successful, which would have a material adverse effect on our results of operations and financial condition.

Our technology may become ineffective or obsolete.

To be competitive in the bio-fuel industry, we may be required to continually enhance and update our KDV technology. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our KDV technology, our ability to manage our business and to compete may be negatively impaired. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Our business may be adversely affected by regulatory and environmental risks.

Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with our bio-fuel manufacturing operations. Environmental laws also require that manufacturing plants are operated, maintained and closed in such a way that satisfies applicable regulatory authorities.

Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. Compliance with environmental laws may cause us to limit our production, significantly increase the costs of our operations and activities, or otherwise adversely affect our financial condition, results of operations, and/or prospects.

Insurance may be inadequate to cover our liabilities.

Our manufacturing plant operations, if any, may cause us to have liability for pollution, property damage, personal injury, or other hazards. Even if we obtain insurance to address such risks, insurance policies have limitations on liability that may not be sufficient to cover the full extent of our liabilities. Also some of our risks may not be insurable. If we suffer a significant event or occurrence that is not fully covered by insurance, or if the insurer of such event is not solvent, this could result in a material adverse effect on our results of operations or financial condition.

Our business is subject to local legal, political, and economic factors.

We expect to operate our business in Europe, Israel, North America, China and Africa. Not all of these areas have stable legal, political and economic conditions. For the areas that have stable legal, political and economic conditions, there is the risk that these conditions will change. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights, currency fluctuations, inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, restrictions imposed on the alternative fuel industry (such as restrictions on production) and price controls and export controls. Any changes in alternative fuel, financial incentives, investment regulations, policies or a shift in political attitudes within our operating area are beyond our control and may adversely affect our business and future financial results.

Risks Related to our Common Stock

Shares of our common stock may continue to be subject to price fluctuations and illiquidity because our shares may continue to be thinly traded.

Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. Very few shares of our common stock are currently outstanding, and the amount of shares in our public “float” will continue to be limited. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of the our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTCBB, lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a stockholder’s sell order.

Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

The market price of our common stock is likely to be volatile.

The market price of our common stock is likely to be volatile as a result of many factors including, but not limited to:

•	the announcement of new products or product enhancements by us or our competitors;
•	changes in the market for alternative fuels and generally in the capital markets;
•	changes in the social, political and economic climate in the regions in which we operate;

•	a lack of public awareness about availability of alternative fuels;
•	announcements of technological innovations or new products available to the alternative fuel industry;
•	developments concerning intellectual property rights and regulatory approvals;
•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and
•	the impact of sales and trading activity with respect to our common stock in the market.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of the common stock and/or our results of operation and financial condition.

We may not be able to attract the attention of brokerage firms for research and support.

Additional risks may exist because we are an OTC Bulletin Board Company that became public without an underwritten offering. Securities analysts of brokerage firms may not provide us with coverage because there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Carrigain Investment Ltd. ("Carrigain"). owns a significant portion of our common stock and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

As of April 30, 2007, Carrigain owned approximately 66.4% of our outstanding common stock. Accordingly, Carrigain will be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors. In addition, Carrigain would be able to exercise significant influence over the outcome of any proposed merger or consolidation of our company. Carrigain’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Mr. Asi Shalgi and Mr. Alex Werber, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Item 3  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 12, 2007 we obtained 53.79% of the stockholders’ approval to increase our authorized capital from 25,000,000 shares of common stock to 250,000,000 shares of common stock.

Item 5.  Other Information

Appointment of Asi Shalgi as President, CEO and Director

On April 30, 2007, we appointed Asi Shalgi our President and Chief Executive Officer.

Asi Shalgi has more than 20 years of experience and involvement in the private and public sector.

Mr. Shalgi graduated as an Engineer, Industrial and Management from the University of Tel Aviv. He served in the army and retired as a Lieutenant Colonel of IDF with service as a commander of special commando forces.

Mr. Shalgi served as General Manager and Director for industrial and agriculture companies with significant export activities.

Mr. Shalgi was the Director General of Ministry of Energy and Infrastructures of Israel. During the term he was involved in the peace treaty negotiation with Jordan on the energy annex. He was responsible for the legislation of new electricity law in Israel that allowed the involvement of Independent Power Producers and the implementation of the Public Utility Authority that regulate the energy sector and prices in Israel.

He has been involved in the power and water sector mainly in developing and financing IPP projects type. Among them developing, financing, building and operating the first private power plant in Israel, and the first private water desalination plant in Israel.

He developed and had financial closing for several projects overseas with foreign partners.

In his capacity he was responsible as a team development leader for power, water and transmission projects from initial stage of concept design through tender and negotiation process for technical and legal aspects including negotiation with international lender until financial closing and through the construction to commission and operation phase.

As of April 30, 2007, Christopher Kape has resigned as our President and Chief Executive Officer.

On May 1, 2007, we appointed Asi Shalgi our Director. The board of directors now consists of Christopher Kape and Asi Shalgi.

Appointment of Alex Werber as Treasurer and CFO

Effective May 6, 2007, 2007 we appointed Alex Werber as Treasurer and Chief Financial Officer.

Mr. Werber is a Certified Public Accountant with over 15 years of financial management experience in privately held and publicly traded companies, he has been with several companies serving in a Controller and Chief Financial Officer capacity since 1983. During the past decade he specialized in the hi-tech sector, serving in managerial positions including Controller, VP Finance and CFO. Mr. Werber has been involved in all aspects of corporate financial management and fund-raising activities.

Since December 2003 to the present, Mr. Werber has acted as Chief Financial Officer for Tissera Inc. Tissera is a biotechnology company dedicated to the development and commercialization of tissue transplantation therapies utilizing novel tissue precursor utilization technologies for the treatment of diseases by organ transplantation.

From December 2003 to January 2005, Mr. Werber acted as the Chief Operation Officer in Israel for MadahCom Ltd., which is a privately owned company that develops and sells advanced alerting systems using wireless broadband communications technologies for applications where security and high fidelity operation are key requirements.

Mr. Werber has been a member of the Board of Directors of Crow Technologies Ltd. since September 2000. Crow Technologies Ltd. is a leading manufacturer of security products.

Mr. Werber has acted as a Financial Services Consultant since August 2002 for small and mid-size companies, providing a wide range of outsourcing services, from accounting and salary processing to treasury services for government institutes such as the Office of the Chief Scientist.

Mr. Werber received a Bachelor of Arts in Economics and Accountancy at the Tel Aviv University, where he also completed a post-graduate study in Accounting.

As of May 6, 2007 Christopher Kape has resigned as our Treasurer and Chief Financial Officer.

Current List of Directors and Officers

Our current list of directors and officers are as follows:

Asi Shalgi	President, CEO and Director
Christopher Kape	Secretary and Director
Alex Werber	Treasurer and CFO

Item 6.  Exhibits and Reports on Form 8-K

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1

Articles of Incorporation, as amended (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed on April 14, 2004, file number 000-28025).

3.2	Bylaws (Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 10, 1999, file number 000-28025).
3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 22, 2007 (incorporated by reference to our current report filed on Form 8-K on March 26, 2007)

(10)	Material Contracts
10.1	Shareholders Agreement and Term Sheet with Yanai Man Projects Ltd. (incorporated by reference to our current report filed on Form 8-K on July 25, 2007)
10.2	Shareholder agreement with Alphakat GMBH (incorporated by reference to our current report filed on Form 8-K on July 13, 2007)
10.3

Securities Purchase Agreement, Note, Warrant Certificate No. GEYI-1-1, Warrant Certificate No. GEYI-1-2, Registration Rights Agreement and Security Agreement (incorporated by reference to our current report filed on Form 8-K on July 12, 2007)

10.4	Term sheet dated with Cornell Capital Partners, LP (incorporated by reference to our current report filed on Form 8-K on June 1, 2007)
10.5	DeMonte Associates investor relations agreement and PricewaterhouseCoopers Israel tax services agreement (incorporated by reference to our current report filed on Form 8-K on May 30, 2007)
10.6	Stock Option Plan (incorporated by reference to our current report filed on Form 8-K on May 21, 2007)
10.7	Employment Agreement with Alex Werber (incorporated by reference to our current report filed on Form 8-K on May 15, 2007)
10.8	Employment Agreement with Dr Irit Arbel (incorporated by reference to our current report filed on Form 8-K on May 11, 2007)
10.9	Consulting Service Agreement with Yossi Raz (incorporated by reference to our current report filed on Form 8-K on May 11, 2007)
10.10	Employment Agreement with Asi Shalgi (incorporated by reference to our current report filed on Form 8-K on May 2, 2007)

10.11	Form of Subscription Agreement (incorporated by reference to our current report filed on Form 8-K on February 9, 2007)
10.12	Form of Subscription Agreement (incorporated by reference to our current report filed on Form 8-K on October 30, 2006)
16.	Letter re change in certifying accountant
16.1	Letter from previous auditor regarding change in certifying accountant (incorporated by reference to our current report filed on Form 8-K on August 2, 2007)
21	Subsidiaries of the Registrant
21.1	Global Fuel Israel Ltd. a 100% wholly owned company incorporated in Israel on May 10, 2007
21.2	Global N.R.G. Pacific Ltd. a 50.1% owned company incorporated in Israel on May 7, 2007.
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Asi Shalgi in his capacity as the Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Alex Werber in his capacity as the Principal Financial Officer
(32)	Section 906 Certification
32.1*	Certification of Asi Shalgi in his capacity as the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Alex Werber in his capacity as the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY INC.

By: /s/ Asi Shalgi

Asi Shalgi, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: August 20, 2007

By: /s/ Alex Werber

Alex Werber, Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Dated: August 20, 2007