Form 10QSB
period 2007-09-30
GLOBAL ENERGY INC
filed 2007-11-19
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________to _____________

Commission file number 000-28025

Global Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0951473
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,187,764 as of November 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
A s s e t s

CURRENT ASSETS:
Cash and cash equivalents	$21	$11
Other accounts receivable	44
T o t a l current assets	65	11
Long Term Deposits	18
PROPERTY AND EQUIPMENT,	195
T o t a l assets	$278	$11

Liabilities net of capital deficiency

CURRENT LIABILITIES:
Accounts payables	$61	$10
Demand loans payable – related parties	18	18
Promissory note payable		28
Debentures convertible into shares	383
Other accounts payable and accrued expenses	120
T o t a l current liabilities	582	56

CAPITAL DEFICIENCY:
Share capital (Note 2) -
Common shares of $0.001 par value each:
Authorized: 250,000,000 shares and 25,000,000 at September
30, 2007 and December 31, 2006, respectively;
Issued and outstanding: 63,187,764 shares and 5,981,764 shares
at September 30, 2007 and December 31, 2006, respectively	63	6
Additional paid-in capital	978	117
Share subscription received		4
Receivables in respect of shares issued	(225)
Accumulated deficit during development stage	(1,047)	(99)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(304)	(45)
T o t a l liabilities net of capital deficiency	$278	$11

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					From July 7,
	Nine months ended		Three months ended		2005 through
	September 30		September 30		September 30,
	2007	2006	2007	2006	2007(see note 1a3)
		Unaudited			Unaudited

OPERATING EXPENSES -
General and administrative
expenses (**)	800	49	394	12	899
Expenses in respect of the
convertibles debentures.	148		148		148

NET LOSS FOR THE PERIOD	948	49	542	12	1,047

BASIC AND DILUTED NET
LOSS PER SHARE	0.02	0.01	0.01	*

WEIGHTED AVERAGE
NUMBER OF SHARES USED
IN COMPUTING BASIC AND
DILUTED NET LOSS PER
SHARE	43,157,808	4,650,000	63,187,764	4,650,000

*	Representing an amount less than $0.01.
**	In the nine and three months period ended September 30, 2007 – includes share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
(U.S. dollars in thousands, except share data)

						Deficit	Deficit
						accumulated	accumulated
			Additional	Share	Receivables	during the	before the	Total
	Share capital		paid-in	Subscription	in respect of	development	development	capital
	Number	Amount	capital	received	share issued	stage	stage	deficiency

BALANCE AS OF JANUARY 1,
2007	5,981,764	6	117	4		(99)	(73)	(45)
CHANGES DURING THE
PERIOD OF NINE MONTHS
ENDED September 30, 2007
(unaudited):
Issuance of warrants net of
issuance expense			246					246
Issuance of shares	57,206,000	57	515	(4)	(225)			343
Net loss for the period						(948)		(948)
Share based compensation
expenses			100					100

BALANCE AS OF SEPTEMBER
30, 2007 (unaudited)	63,187,764	$63	$978	$-	$(225)	$(1,047)	$(73)	$(304)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Nine months ended		2005 through
	September 30		September 30,
	2007	2006	2007(see note 1a3)
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(948)	$(49)	$(1,047)

Adjustments required to reconcile net loss to net cash used
in operating activities:
Share based compensation expenses	100		100
Expenses in respect of the convertibles debentures	148		148
Increase in other accounts receivable	(44)		(44)
Increase in accounts payables	51		61
Increase (decrease) in other accounts payable and
accrued expenses	92	(18)	60
Net cash used in operating activities	(601)	(67)	(722)
Cash flows from investing activities:

Lease deposits	(18)		(18)
Payment for purchasing of Fix Assets	(195)		(195)
Net cash used in investing activities	(213)		(213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	343		361
Proceeds from debt issuance		46	46
Proceeds from issuance of convertible debentures and
warrants net of issuance expenses	481		481
Net cash provided by financing activities	824	46	888

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	10	(21)	(47)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	11	25	68
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$21	$4	$21

NON-CASH TRANSACTION -
redemption of promissory note into share, see note 2b	$28	-;-	-;-

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

4)

On May 2, 2007 the Company entered into an agreement with AlphaKat GmbH, a privately-held (“AlphaKat”) in order to cooperate in commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste. On July 10, 2007 the Company entered into an agreement with AlphaKat to incorporate and operate a company, to be named AlphaKat - Global Energy Inc. (“AGEI”). Each side will hold 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales of machines which converts hydrocarbon waste into diesel oil.

5)

In May 2007 the Company established two subsidiaries in Israel: Global Fuel Israel Ltd (“Fuel”) and Global N.R.G. Pacific (“Pacific”). Fuel will render services to the Company, the nature and the scope of the services is not yet defined. Pacific will act as the agriculture length on the Company future activities in the Bio Diesel field.

6)

The accompanying unaudited interim consolidated financial statements as of September 30, 2007 and for the nine and three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

	7)	Going concern considerations

As of September 30, 2007, the Company had negative working capital of approximately $517 thousands and an accumulated deficit of approximately $1,120 thousands. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company has no revenues and has incurred recurring operating losses and an accumulated deficit and has a negative cash flow from operating activities.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

b.	Share-based payment

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

On March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company accounts for equity instruments issued to third party service providers (non- employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

c.	Recently adopted Accounting Pronouncements

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Recently issued:

1)

On September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007 (as of January 1, 2008 for the Company). The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position and results of operations.

2)

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007 (as of January 1, 2008 for the Company. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations

3)

On June 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. The consensus on EITF 07-03 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted

NOTE 2 - SHARE CAPITAL:

a.	On February 7, 2007, the Company issued a total of 17,031,000 common shares at a price per share of $0.01 for consideration of approximately $170 thousands.

b.

On April 30, 2007, the Company issued a total of 40,175,000 common shares at a price per share of $0.01 for consideration of approximately $402 thousands of which approximately $47 thousands was paid in cash, $28 thousands was paid by redemption of $28 thousands promissory note and approximately $327 thousands was paid via the issuance of notes receivables having maturities up to one year. As at September 30, 2007, $225 thousands have not been yet collected.

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

NOTE 2 - SHARE CAPITAL (continued):

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

NOTE 3 - CONVERTIBLE DEBENTURES AND WARRANTS

On July 6, 2007, the Company signed a Security Convertible Debenture agreement ("Agreement") with YA Global Investments, L.P. (“YA Global”) formerly named Cornell Capital Partners L.P., according to which YA Global shall purchase Security Convertible Debenture up to total consideration of $4,000,000.

The first installment of $500,000 was received and the Security Convertible Debenture (the “Debenture”) was issued to YA Global. The Security Convertible Debenture can be converted into the common shares of the Company in conversion rate of $2.2 for each share. The Security Convertible Debenture bears an annual interest of 10%. The payments of the principals and the accrued interest will commence on July 31, 2008 and continuing on each successive month thereafter. In conjunction with this financing, the Company committed to issue 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.35 and 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.50. The conversion of the debentures and the exercise of the warrants are subject to further adjustments and condition as further set out in the Debenture Agreement.

NOTE 4 - SUBSEQUENT EVENTS:

a.

On October 2007, the Company established Global Energy Ethiopia PLC (“Global Ethiopia”) in Ethiopia; the Company holds 99.9% of Global Ethiopia. On October 2007 Global Ethiopia entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia ("SNRS") for a 50 year lease of: 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds; and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

b.

On October 23, 2007, the Company issued another 10% Debenture to YA Global, for gross proceeds of $1,500,000 (refer to note 3). The Company received the second installment upon the satisfactory completion of YA Global’s comprehensive due diligence review of our KDV technology. The Debenture matures on October 31, 2010 and is convertible by the Debentureholder into common shares at a fixed conversion price of $2.20 per share subject to further adjustment as further set out in the Debenture Agreement.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 4 - SUBSEQUENT EVENTS (continued):

c.

On October 20, 2007 the company entered into an agreement for consulting services with Trianon Partners ("Trianon") and as of October 24, 2007 the Company entered into a Joint Development Agreement with Trianon. In consideration of the consulting services to be provided by Trianon, the Company agreed to pay Trianon a fixed fee of $250,000 which is to be paid in $10,000 monthly installments once the Company determines to commence the construction of the plant with the balance to be paid upon mechanical completion of the plant. In the consideration of the Joint Development the Company agreed to grant an exclusive license to Trianon, throughout the states of Texas, New York and New Jersey to be formed with AlphaKat, to market systems that use a proprietary biodiesel technology for the conversion of waste to biodiesel.

d.

On November 2, 2007 the Company issued 400,000 stock options to directors and officers. The options will be exercisable at a price of $0.56 per share until November 2, 2012. The options were issued in accordance with the terms of the 2007 Stock Option Plan.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

  our lack of operating history;
  our dependence on additional financing;
  our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel, diesel and castor oil;
  our inability to commercialize and develop the technology we have licensed;
  governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;
  market acceptance of our bio-fuel or diesel;
  unexpected costs and operating deficits, and lower than expected revenues;
  adverse results of any legal proceedings; and
  other specific risks referenced in this Quarterly Report.

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

As used in this quarterly report, the terms "we", "us", "our" and "Global" mean Global Energy Inc, and our subsidiaries, unless otherwise indicated.

Introduction

We are a development stage company focused on producing and supplying alternative fuels, based on alternative energy producing technologies, which utilize renewable sources for creating viable energy sources while contributing to severe environmental conservation issues. Our strategy is to operate a growing number of its own industrial scale production facilities in several international locations and emerge as a leading supplier to mineral diesel, selling to industrial and governmental customers on every level of the supply chain.

Recent Corporate Developments

Since our last fiscal quarter ended June 30, 2007 we experienced the following significant corporate developments:

1.

On November 18, 2007 we adopted a revised directors’ compensation policy (the “Policy”) pursuant to which we agreed to issue/pay to each member of our directors : (i) 350,000 stock options (the “Options”) at an exercise price equal $2.20 per share, which options of which 87,500 vest on November 17, 2008 and 87,500 vest on the anniversary of each year thereafter until the fourth anniversary of November 17, 2007; (ii) a fee of US$750 per meeting for each quarterly board meeting attended; and (iii) a fee of US$600 per month for all other meetings attended or consented to in writing by the entire board. The options are exercisable at a price of $2.20 per share until November 18, 2012. The options were issued in accordance with the terms of the 2007 Israeli Stock Option Plan. Asi Shalgi, a member of our board of directors agreed not to receive any fee or other compensation under the Policy. Pursuant to the Policy, we issued 350,000 stock options to our directors and officers. The Company revised the terms earlier director compensation policy adopted by the Company on November 2, 2007.

2.

On November 2, 2007, Christopher Kape resigned as our Secretary and member of our board of directors and we appointed Yehuda Eliraz and Yair Aloni to our board of directors. During the past five years, Mr. Eliraz has managed an economic consulting firm which provides economic consulting papers to various levels of government, local authorities, corporations and entrepreneurs. Mr. Eliraz received a Bachelors in Economics and a Masters degree in economics and business management at Bar-Ilan University along with a PhD in economics at Hebrew University in Jerusalem. Mr. Aloni has worked with an international trading and consulting company that provides marketing and sales services along with business consulting services. He has also sat on the board of directors of a publicly listed biopharmaceutical company. Mr. Aloni attended the business management school at Tel Aviv University.

3.

We entered into a Joint Development Agreement dated as of October 24, 2007 with Trianon Partners, pursuant to which we agreed to grant an exclusive license to Trianon, through our joint venture subsidiary to be formed with AlphaKat, to market systems (the “Systems”) that use a proprietary biodiesel technology for the conversion of waste to biodiesel, throughout the states of Texas, New York and New Jersey (the “Territory”). Pursuant to the terms of the agreement Trianon agreed to market, sell and use the Systems and any part therefore within the Territory in consideration of which Trianon agreed to assist Global in securing an order for a System within six months of the date of the agreement and an order for another System each six months following for the next consecutive 18 month period for a total of four Systems with two years of the execution of the agreement. If Trianon is unable to secure four orders for the systems within two years of execution of the agreement they lose the exclusive license in the Territory. Trianon is also entitled to a commission on sales of the Systems within the Territory. The agreement is effective until December 31, 2027 provided that Global may terminate the agreement if Trianon fails to secure the installation of at least two Systems with the initial 18 month period.

4.

We entered into an agreement for consulting services with Trianon Partners dated effective October 20, 2007 pursuant to which we engaged Trianon to provide certain consulting services including: reviewing the potential for installing a demonstration plant that uses the KDV technology in Spearman Texas , developing a suitable ownership structure for the plant, drafting and negotiating the contracts for the plant, securing permits, overseeing the construction of the facility including liasing with local government authorities and preparing budgets for the construction of the plant. In consideration of the consulting services to be provided by Trianon, we agreed to pay Trianon a fixed fee of $250,000 which is to be paid in $10,000 monthly instalments once we determine to commence the construction of the plant with the balance to be paid upon mechanical completion of the plant. We also agreed to reimburse Trianon for all out-of-pocket expenses it incurs in connection with providing its consulting services to us. Once Trianon commences the work, we may not terminate the agreement except for cause, it being agreed that once construction commences Trianon is entitled to its full fee under the agreement less reasonable cost of performing the services that Trianon was required to provide under the agreement but was not able to provide.

5.

On October 23, 2007, we issued a 10% Secured Convertible Debenture (the “Debenture”) to YA Global Investments, L.P. (“YA Global”), for gross proceeds of $1,500,000. YA Global agreed to sell the debenture to us following the satisfactory completion of YA Global’s comprehensive due diligence review of the KDV technology pursuant to our joint venture with Alphakat GMBH. The Debenture matures on October 31, 2010 and is convertible by the Debentureholder into common shares at a fixed conversion price of $2.20 per share subject to further adjustment as further set out in the Debenture. The Debenture is secured against all our assets. Amortizing payments of the outstanding principal amount of the Debentures and accrued interest at an annual rate equal to ten percent (10%) commence on the first business day on or after July 31, 2008, and continuing on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into Common Stock. The Debenture was issued pursuant to the terms of our Securities Purchase Agreement with YA Global dated July 6, 2007. Under the terms of our Securities Purchase Agreement we agreed to purchase up to $4,000,000 in secured convertible debentures of YA Global. As of the date of this quarterly report we have purchased two secured debentures totaling $2,000,000. Also on October 23, 2007 we amended the terms of the initial secured convertible debenture with YA Global dated July 10, 2007 and entered into an amended and restated secured convertible debenture. Pursuant to the terms of the amended debenture the maturity date of the convertible debenture was changed from July 6, 2010 to October 31, 2010.

6.

On October 5, 2007, our majority owned subsidiary, Global Energy Ethiopia PLC, entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia ("SNRS") for a 50 year lease of: 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds; and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property. See “Lease Agreements with Southern Nations Nationalities People’s Regional State, Ethiopia”, below.

YA Global $1,500,000 Convertible Debenture

On October 21, 2007, we issued a 10% Secured Convertible Debenture (the “Debenture”) to YA Global Investments, L.P. (“YA Global”), for gross proceeds of $1,500,000. The Company agreed to sell the debenture to YA Global following the satisfactory completion of YA Global’s comprehensive due diligence review of our KDV technology.

The Debenture matures on October 31, 2010 and is convertible by the Debentureholder into common shares at a fixed conversion price of $2.20 per share subject to further adjustment as further set out in the Debenture. The Debenture is secured against all our assets. Amortizing payments of the outstanding principal amount of the Debentures and accrued interest at an annual rate equal to 10% commence on the first business day on or after July 31, 2008, and continuing on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into Common Stock. Each month we are required to pay accrued interest plus the product of $300,000, multiplied by the Holder Pro Rata Amount

(as such term is defined in the Debenture) and the principal amount then outstanding. These payments may be made at our option by the issuance of our common stock at a price of $2.20 as may be adjusted in accordance with the terms of the debenture.

The Debenture was issued pursuant to the terms of our Securities Purchase Agreement with YA Global dated July 6, 2007. Under the terms of our Securities Purchase Agreement we agreed to purchase up to $4,000,000 in secured convertible debentures of YA Global. As of October 22, 2007 we have purchased two secured debentures totaling $2,000,000. Additional funds will be advanced to us by YA Global under the Securities Purchase Agreement subject to our filing a registration statement registering the resale of the shares underlying the debentures and upon such registration statement being declared effective. In conjunction with the issuance of the Debenture, we paid a cash commission of $105,000 to Yorkville Advisors LLC and a due diligence fee of $30,000 to Yorkville Advisors LLC.

There are limitations on the number of shares that can be issued by us in payment of principal and interest, tied to the volume of common stock traded on our principal trading market. If we fail to deliver stock certificates upon the conversion of the Debenture at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the Debenture. We have agreed to register the common shares issuable upon conversion of the Debentures. We have agreed to have the registration statement go effective within 150 days after the closing date of the Debenture. Holders of the Debenture may require that we redeem any or all of the outstanding Debenture upon the occurrence of any one or more of events of default specified in the Debenture. Holders of Debentures are subject to certain limitations on their rights to convert the Debentures. The principal limitation is that unless waived, the holder may not convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of our common stock after such conversion.

The conversion price of the Debenture is subject to adjustment. Under the agreements with the holders of the Debenture, we agreed that if we make certain offers or sales of our common stock (or securities convertible into common stock) to any third party remain unpaid or converted, adjustments would be made to the conversion price of the then unconverted Debentures. The conversion price of the Debentures also are subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Under certain circumstances, we will be obligated to pay liquidated damages to the holders of the Convertible Debentures if the registration statement is filed late and/or is not declared effective by the Securities and Exchange Commission within 150 days after the Closing Date. Similar payments will be required if the registration is subsequently suspended beyond certain agreed upon periods. The amount of liquidated damages that may become payable may be substantial.

The Debenture was issued pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to the investors and brokers who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. No advertising or general solicitation was employed in offering the securities.

Lease Agreements with the Southern Nations Nationalities People's Regional State, Ethiopia

On October 5, 2007, our majority owned subsidiary, Global Energy Ethiopia PLC (“Global Ethiopia”), entered into lease agreements (the “Lease Agreements”) with the Southern Nations Nationalities People's Regional State, Ethiopia ("SNRS") for a 50 year lease of: 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds; and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property. The agreement is subject to, among other things, the following conditions:

(i)	Global Ethiopia must pay SNRS a rental fee of Birr $47 (approximately US$5) for second class leased land or Birr $78 (approximately US$8.50) per hectare per year for first class leased land.

(ii)

Global Ethiopia must completely develop the 20,000 hectares leased to Global Ethiopia within eight years of the execution date of the agreement, including planting and maintaining trees or other oil producing crops. If no development process is carried out within a period of four years from the date of execution of the agreement, then the undeveloped land may be repossessed by SNRS by giving six months advance written notice to abandon the land.

(iii)	Global Ethiopia must completely develop the 15 hectares leased to Global Ethiopia within three years of the execution date of the agreement.

(iv)	Global Ethiopia must perform a survey on the 20,000 hectares within 24 months of the execution date of the agreement.

(v)

Global Ethiopia has an option to lease additional farmland from the SNRS during the term of the lease agreement (up to an additional 100,000 hectares of farmland) on the same terms as the lease agreement for the 20,000 hectares.

(vi)	Global Ethiopia is not required to make any rental payments on its 20,000 hectare lease agreement until the fourth year of the agreement.

During the term of the Lease Agreements, SNRS may cancel the lease due to failure of Global Ethiopia to discharge its material obligations under the Lease Agreements, provided, however, that Global Ethiopia is given a one year prior notice and fails to cure such failure within such one year period. Global Ethiopia is a 99.9% owned subsidiary of Global NRG Pacific Ltd., which is a 50.1% owned subsidiary of our company that was formed as a joint venture with Yanai Man Projects Ltd. for the purpose of producing crude castor oil to aid in the manufacture of bio-diesel fuels.

Shareholder Agreement with Alphakat GMBH

On July 10, 2007 we entered into a shareholder agreement with Alphakat GMBH (“Alphakat”) to incorporate and operate a joint venture company, to be named Alphakat Global Energy Inc. (“AGEI”). Upon receipt of the required approvals for the formation of AGEI, we will each hold 50% of the shares of AGEI. The goal of AGEI is to provide worldwide marketing and sales of technology which converts hydrocarbon waste into diesel oil using a proprietary technology known as the KDV process, originally developed by Alphakat Gmbh and its owner Dr Christian Koch, over a 30 year period. AGEI has the exclusive rights for the USA and China to sell the KDV technology of Alphakat, which converts municipal solid waste, organic materials and refinery sludge into mineral diesel oil. It has the non-exclusive rights for certain other parts of the world. As described above, we have entered into a Joint Development Agreement dated as of October 24, 2007 with Trianon Partners, pursuant to which we agreed to grant an exclusive license to Trianon, through our joint venture subsidiary to be formed with AlphaKat, to market systems that use a proprietary biodiesel technology for the conversion of waste to biodiesel, throughout the states of Texas, New York and New Jersey.

We intend on developing energy processing plants utilizing the KDV technology. This technology can convert different types of Municipal Solid Waste (municipal solid waste) into mineral diesel oil. The high quality, sulphate free, diesel oil meets the requirements of the EN590 standard for Diesel Oil and is intended to be used in trucks and heavy equipment, as well as by major petrol companies

Agreement with Alphakat GMBH May 2, 2007

On May 2, 2007 we entered into a letter of intent with Alphakat pursuant to which we agreed, subject to certain conditions, to purchase Alphakat’s KDV 500 turbine technology and assist with the marketing and development of the technology. In connection with the development of the KDV technology and the construction of the plants, Global agreed to: (i) provide financial support for the project, (ii) create a joint venture company for the marketing and development of the technology; (iii) purchase three KDV 500 turbines for implementation in Poland, the US and Israel; (iv) start permitting process for application of turbines at a cost of Euro 100,000; commence monthly payments of Euro 10,000 to E. Koch after due diligence completed on the KDV 500 turbine; and (v) enter into a further definitive agreement for the KDV 5000 turbine. The Company working on permitting arrangements in US, Israel, Poland and Romania for implementation of the KDV 500 turbine. As of the date of this quarterly report the Company has not ordered any of the KDV 500 turbines.

Description of the KDV technology

The KDV process is applicable to biomass waste and any waste containing hydrocarbons, including plastic, textile, rubber, leather, wood, paper, animal and agriculture waste. The process provides a patent-protected solution for the simultaneous creation of clean energy and the disposal of waste. The process uses a high speed turbine and a proprietary catalyst to convert and distillate waste into high quality diesel oil. The result is a high quality sulphate free diesel oil that meets the requirements of the EN590 standard for Diesel Oil and is intended for use in trucks and heavy equipment, as well as by major petroleum companies.

The KDV process can be readily applied to municipal solid waste including plastic, rubber, paper and cardboard waste all of which can be converted to mineral diesel.

In addition, the technology can be applied to:

  refinery residuals - such as Petcock, Tar and paraffin which cannot be used today and the disposal of which harms the environment and is very expensive to neutralize;

  used oil from engines, organic wastes, sewerage sludge and animal manures;

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended September 30, 2007 and changes in our financial condition from our year ended December 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Our plan of operation over the next twelve months is to operate a growing number of our own industrial scale production facilities in several international locations and emerge as a leading supplier to mineral diesel, selling to industrial and governmental customers on every level of the supply chain. The focus of our activities is to build and operate a series of energy processing facilities to produce diesel from municipal solid waste, oil residuals, refinery wastes and biomass. We intend to work with local partners, which will include companies with the ability to supply large quantities of the required waste. We intend to initially set up three to four ‘demo’ plants in countries where it has already identified strategic partners able to supply its required waste. These countries so far include the United States, Israel and Poland.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

Expense	Cost
General and Administrative	$1,200,000
Professional Fees	$300,000
Development of KDV Technology Plant	$16,000,000
Ethiopia Project	$4,000,000

We recorded a net operating loss of $948,000 for the nine months ended September 30, 2007 and have an accumulated deficit of $1,120,000 since inception. As at September 30, 2007 we had cash of $21,000, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $22,000,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Our cash and cash equivalents were $21,000 as of September 30, 2007, compared to $11,000 as of December 31, 2006. We had a negative working capital of $517,000 as of September 30, 2007, compared to $45,000 as of December 31, 2006. We plan to continue to consume cash in our future activities through payments of salaries, payments for services received from AlphaKat and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, and debt issuances. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products

On July 10, 2007, we issued a 10% Secured Convertible Debenture, for gross proceeds of $500,000, to be part of a private placement of up to $4,000,000 in value of Debentures to the same investor. All further instalments depend on successful due-diligence which is being carried out currently by Cornell.. Additional funds would then be advanced against issuances of Debentures in installments shortly after the issuance of the satisfactory report, upon our filing a registration statement and upon the registration statement being declared effective. In conjunction with this financing, we issued 300,000 common share purchase warrants exercisable for five years at an exercise price of $2.35 and 300,000 common share purchase warrants exercisable for five years at an exercise price of $2.50. We paid a cash commission of 7% to Yorkville Advisors LLC and a due diligence fee of $20,000 to Yorkville Advisors LLC. On October 23, 2007, we issued a 10% Secured Convertible Debenture to YA Global Investments, L.P. (“YA Global”), for gross proceeds of $1,500,000. Additional funds of up to $2,000,000 will be advanced to us by YA Global under the Securities Purchase Agreement subject to our filing a registration statement registering the resale of the shares underlying the debentures and upon such registration statement being declared effective.

The continuation of our business is dependent upon us raising additional funding. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments .

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

We have been engaged in organizational activities, including developing a strategic operating plan and entering into contracts. We currently only have two employees. Other than limited testing activities with respect to our bio-fuel, we have not conducted any operations. We have not generated any revenues to date. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets. Such risks include, but are not limited to, risks of unforeseen capital requirements, unforeseen technical problems, failure of market acceptance, failure to establish business relationships and competitive disadvantages against larger and more established companies.

We are unlikely to be able to continue as a going concern in the event we are unable to obtain additional financing.

We have incurred an net accumulated deficit of $1,120,000 since inception. As of September 30, 2007, we had $21,000 of available cash, but had approximately $61,000 of accounts payable. We have financed our operations to date primarily through the sale of our debentures, common stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available you may lose your entire investment in our company.

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

Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. Very few shares of our common stock are currently outstanding, and the amount of shares in our public “float” will continue to be limited. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of the our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTC Bulletin Board; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a stockholder’s sell order.

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
  a lack of public awareness about availability of alternative fuels;
  announcements of technological innovations or new products available to the alternative fuel industry;
  developments concerning intellectual property rights and regulatory approvals;
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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of September 30, 2007, Carrigain owned approximately 66.5% of our outstanding common stock. Accordingly, Carrigain will be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors. In addition, Carrigain would be able to exercise significant influence over the outcome of any proposed merger or consolidation of our company. Carrigain’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Messrs. Asi Shalgi and Alex Werber, our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed on our current reports on Form 8-K during the quarter ended September 30, 2007, there were no unregistered sales of our securities.

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

(10)	Material Contracts
10.1	Employment Agreement with Asi Shalgi (incorporated by reference to our current report filed on Form 8-K on May 2, 2007)
10.2	Employment Agreement with Dr Irit Arbel (incorporated by reference to our current report filed on Form 8-K on May 11, 2007)
10.3	Consulting Service Agreement with Yossi Raz (incorporated by reference to our current report filed on Form 8-K on May 11, 2007)
10.4	Employment Agreement with Alex Werber (incorporated by reference to our current report filed on Form 8-K on May 15, 2007)
10.5	Stock Option Plan (incorporated by reference to our current report filed on Form 8-K on May 21, 2007)
10.6	DeMonte Associates investor relations agreement and PricewaterhouseCoopers Israel tax services agreement (incorporated by reference to our current report filed on Form 8-K on May 30, 2007)
10.7	Term sheet dated with Cornell Capital Partners, LP (incorporated by reference to our current report filed on Form 8-K on June 1, 2007)
10.8

Securities Purchase Agreement, Note, Warrant Certificate No. GEYI-1-1, Warrant Certificate No. GEYI-1-2, Registration Rights Agreement and Security Agreement (incorporated by reference to our current report filed on Form 8-K on July 12, 2007)

10.9	Shareholder agreement dated July 10, 2007 with Alphakat GMBH and term sheet dated May 2, 2007 (incorporated by reference to our current report filed on Form 8-K on July 13, 2007)
10.10	Term Sheet with Alphakat GMBH dated May 2, 2007 (incorporated by reference to our current report filed on Form 8-K on July 13, 2007)
10.11	Shareholders Agreement dated July 9, 2007 with Yanai Man Projects Ltd. (incorporated by reference to our current report filed on Form 8-K on July 25, 2007)
10.12

Land Lease Agreement Made Between Southern Nations Nationalities People's Regional State, Gamo Gofa Zone, and Global Energy Ethiopia Plc (incorporated by reference to our current report filed on Form 8-K on October 12, 2007)

10.13

Land Lease Agreement Made Between Southern Nations Nationalities People's Regional State, Gamo Gofa Zone, and Global Energy Ethiopia Plc (incorporated by reference to our current report filed on Form 8-K on October 12, 2007)

10.14	Amended And Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to our current report filed on Form 8-K on October 26, 2007)
10.15	Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to our current report filed on Form 8-K on October 26, 2007)

Exhibit Number	Exhibit
10.16*	Consulting Agreement dated October 20, 2007 between Global Energy Inc. and Trianon Partners
16.	Letter re change in certifying accountant
16.1	Letter from previous auditor regarding change in certifying accountant (incorporated by reference to our current report filed on Form 8-K on August 2, 2007)
(31)	Section 302 Certification
31.1*	Rule 13a-14(a) Certification of Asi Shalgi in his capacity as the Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Alex Werber in his capacity as the Principal Financial Officer
(32)	Section 906 Certification
32.1*	Certification of Asi Shalgi in his capacity as the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Alex Werber in his capacity as the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY INC.

By: /s/ Asi Shalgi
Asi Shalgi, President, Chief Executive Officer and Director
(Principal Executive Officer)
November 19, 2007

By: /s/ Alex Werber
Alex Werber, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
November 19, 2007