Form 10-K
period 2007-12-31
GLOBAL ENERGY INC
filed 2008-03-31
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28025

GLOBAL ENERGY INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

415 Madison Avenue, 15th Floor,	10017
New York, NY	(Zip Code)
(Address of Principal Executive Offices)

+1 (646) 673-8435
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act: Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act: Yes [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [   ]      Accelerated filer [   ]
Non-accelerated filer   [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [   ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42 million (based on the average bid and asked price for the registrant’s common stock on June 29, 2007 on the OTC Bulletin Board of
$2.00 per share).

At March 14, 2008, 63,187,764 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

            Certain statements in this Annual Report on Form 10-K are “forward-looking statements”. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Item 1A.of this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

           References in this Annual Report on Form 10-K to “Global Energy,” the “Company,” “we,” “us” or “our” are to Global Energy Inc., a Nevada corporation, and its subsidiaries.

Corporate Overview

           Our company was organized on February 16, 1999, under the laws of the State of Nevada as Global Smartcards Inc. On April 28, 2003, we changed our name to Global Energy Inc. Our business address is 415 Madison Avenue, 15th Floor, New York, New York. Our telephone number is +1 (646) 673-8435. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas, NV 89104.

           Effective July 1, 2005, we sold all of our oil and gas assets for the sum of $50,000. The sale of these oil and gas assets was completed on July 6, 2005.

Our Current Business

           Our mission is to produce and supply alternative fuels, based on alternative energy producing technologies, which utilize renewable sources for creating viable energy sources while contributing to severe environmental conservation issues.

           Our strategy is to operate a growing number of owned industrial scale production facilities in several international locations and emerge as a leading supplier of mineral diesel, selling to industrial and governmental customers on every level of the supply chain.

           On May 2, 2007, we entered into a letter of intent with AlphaKat, pursuant to which we agreed, subject to certain conditions, to purchase the AlphaKat’s KDV 500 turbine technology and assist with the marketing and development of the technology. In connection with the development of the KDV technology and the construction of the plants, we agreed to: (i) provide financial support for the project, (ii) create a joint venture company for the marketing and development of the technology; (iii) purchase three KDV 500 turbines for implementation in Poland, the United States and Israel; (iv) start a regulatory process, including filing of permit applications at a cost of Euro €100,000; commence monthly payments of Euro €10,000 to Dr. Christian Koch, the owner of AlphaKat, after due diligence on the KDV 500 turbine is completed; and (v) enter into a definitive agreement for the KDV 500 turbine. We are currently working on receiving permits in the United States and Israel, while in Poland and Germany we achieved basic permits from the authorities for the implementation of the KDV 500 turbine. As of the date of this report, we have not ordered any of the KDV 500 turbines other than placing an advanced payment for one unit.

           In May, 2007, we established two subsidiaries in Israel: Global Fuel Israel Ltd., or Fuel, and Global N.R.G. Pacific Ltd., or Pacific. Fuel will render services to us, however the nature and the scope of the services is not yet defined.

           On July 9, 2007, we entered into a shareholder agreement to form a joint venture with Yanai Man Projects Ltd., or Yanai, pursuant to which we hold 50.1% of Pacific and Yanai holds 49.9% of Pacific. Pacific's purpose is the procurement of agricultural knowledge and the growth of vegetation for the purpose of producing crude castor oil to aid in the process of manufacturing bio-diesel fuel. The first project is to work with an Ethiopian entity to farm castor seeds for castor oil in Ethiopia.

           On July 10, 2007, we entered into an agreement with AlphaKat based on the letter of intent executed by the parties on May 2, 2007, to produce mineral diesel from municipality solid waste using the KDV process, originally developed by AlphaKat and its owner Dr. Christian Koch, over a 30 year period. The process is applicable to biomass waste and any waste containing organic materials (hydrocarbons), including plastic, textile, rubber, leather, wood, paper, animal and agriculture waste. The KDV depolymerization technology is an alternative-energy source. It provides a patent-protected solution for the simultaneous creation of clean energy and the disposal of waste. The process uses a high speed turbine and a proprietary catalyst to convert and distillate waste into diesel oil. The result is a sulphate free diesel oil that meets the requirements of the EN590 standard for diesel oil and is intended for use in trucks and heavy equipment, as well as by major petroleum companies.

           Pursuant to the agreement with AlphaKat, we incorporated and operate a company named AlphaKat-Global Energy GmbH. We and AlphaKat each hold 50% of the shares of AGEI. The goal of AGEI is to provide worldwide marketing and sales of technology which converts hydrocarbon waste into diesel oil. AGEI has the exclusive rights to sell certain technology of Alphakat in the United States and China and has non-exclusive rights for certain other parts of the world.

           On October 5, 2007, our majority owned subsidiary, Global Energy Ethiopia PLC, or Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia, or SNRS, for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

           On October 20, 2007, we entered into an agreement for consulting services with Trianon Partners, or Trianon, and as of October 24, 2007, we entered into a joint development agreement with Trianon. In consideration of the consulting services to be provided by Trianon, we agreed to pay Trianon a fixed fee of $250,000 which was to be paid in equal monthly installments of $10,000 once we decided to commence the construction of the plant, with the balance to be paid upon mechanical completion of the plant. The agreement for consulting services was terminated by mutual consent on February 6, 2008. In consideration of the joint development agreement, we agreed to grant an exclusive license to Trianon, throughout the States of Texas, New York and New Jersey to be formed with AlphaKat, to market systems that use a proprietary bio-diesel technology for the conversion of waste to bio-diesel.

           On February 6, 2008, we entered into a business and royalty agreement with Covanta Energy Corporation, under which we granted to Covanta certain rights, both exclusive and non-exclusive, for the use, practice, and improvement of the KDV technology for the purpose of converting waste materials containing hydrocarbons into diesel oil in countries including the US, the UK, China and the Republic of Ireland. We did so in exchange for the retention by us of certain rights to pursue specified small scale projects using the technology, which Covanta will have the option to invest in, as well as our retention of the right to invest 10% - 35% of the equity in projects initiated by Covanta. Covanta agreed to pay us a royalty equal to 10% of the gross revenues derived from the sale of diesel oil from each project for a period of 20 years from the date the applicable project achieves commercial operation. Under the agreement, Covanta shall also be responsible for financing 100% of the costs of erection of a demonstration plant, which it may disassemble and make available for pick up by us, at no cost to us, upon Covanta terminating its rights to the technology.

           On the same day, we entered into a license agreement with Covanta under which we granted it a right to sell systems based on the technology to governmental organizations subject to certain pre-conditions regarding the purchase of a minimum number of systems based on the technology. Covanta's rights under both the license agreement and the business and royalty agreement shall be non-exclusive until it has (i) issued a purchase order for a demonstration plant, and (ii) placed purchase orders for five additional systems. AlphaKat-Global Energy GmbH will receive a 10% commission from the sale of all systems, part of which shall be payable to American Renewable Diesel, LLC, subject to the business and development agreement described below.

           On February 6, 2008, we executed a business and development agreement with Renewable Diesel, LLC, an affiliate of Trianon Partners and of American Renewable Diesel, LLC, under which both Renewable and our company shall have the right to identify and develop certain projects to convert feedstock to diesel using the KDV technology in New York, California and Texas, as well as Florida and New Jersey under certain conditions. If we identify a project, Renewable shall be entitled to invest up to 25% of the total required equity. If Renewable identifies a project, we shall be entitled to invest up to 51% and Covanta will be entitled to invest up to 24% of the total required equity. In all projects, Renewable shall manage the projects and shall be entitled to development fees in the amount of $100,000, up to a total of $2,000,000, for each KDV 500 system included in the project.

           In connection with the business and development agreement described above, AlphaKat-Global Energy GmbH executed a license agreement with American Renewable Diesel, LLC, an affiliate of Trianon Partners and of Renewable, which granted American certain exclusive rights to market and sell systems based on the technology in the territory of California, New York and Texas, as well as New Jersey and Florida, subject to the satisfaction of minimum sales requirements. The territory may be reduced and/or exclusive rights may become non-exclusive rights, depending on whether minimum sale requirements are satisfied. American is to receive a commission on all sales in the territory. Systems sold to Covanta shall be credited to American, regardless of whether such systems are for use inside or outside the territory.

           In March 2008 we entered into a Memorandum of Understand with ShenMu SanJiang Coal Chemical Company Ltd. (“Shaanxi”) located in the People’s Republic of China. Under the terms of the MOU, we and Shaanxi, pending completion of due diligence of the KDV technology in Germany, plan to jointly own a new entity. We would own 51% of the new entity, unless Sinopec Beijing Governmental Energy Company becomes a substantial equity partner, in which case our interest would be 26%. The new entity would initially build, own and operate an AlphaKat system expected to produce ten thousand (10,000) liters of diesel per hour from tar oil. Shaanxi is a producer of blue coal, where significant quantities of tar oil are produced as a residual of the production process.

Shaanxi would provide the new company with tar oil at a discount to the published market price for conversion into high quality diesel. The MOU provides for the extension and growth capabilities of the “system” after successful conversion of tar oil to diesel. We would be entitled, under the terms of the MOU, to royalties from the sale of diesel produced by the AlphaKat KDV Technology. Completion of the transaction is subject to due diligence and negotiation of final documentation.

Private Placement in 2007

           On July 6, 2007, we entered into a securities purchase agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.). Pursuant to the agreement, as amended on March 20, 2008, we agreed to sell and issue up to $4,000,000 of secured debentures convertible into shares of our common stock. As of the date of this annual report, we have issued $3,500,000 of secured convertible debentures, warrants to acquire up to 600,000 additional shares of common stock at a price per share of $1.25. The exercise price and the number of shares issuable upon exercise of the warrants and the conversion price and the number of shares issuable upon conversion of the secured convertible debentures are subject to anti-dilution adjustments and customary adjustments in the event of distributions, reorganizations or fundamental transactions. Additional funds will be advanced to us by YS Global under the securities purchase agreement upon the registration statement, registering the resale of the shares under the debentures, being declared effective.

           The 10% secured convertible debentures, which mature on October 31, 2010, are convertible by the debenture holder into shares of common stock at a fixed conversion price of $1.25 per share, as may be adjusted. The debentures are secured against all of our assets.

           Amortizing payments of the outstanding principal amount of the debentures will commence on the first business day on or after July 31, 2008, and will continue on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full. Assuming the issuance of $4,000,000 of debentures, we will be required, commencing on the first business day on or after July 31, 2008, to pay the holder of the debentures the principal amount of $300,000 every month until the principal amount has been repaid in full. In addition, payments of accrued interest will commence on the first business day on or after July 31, 2008, and will continue on the first business day of each successive quarter. These payments may be made at our option by cash or by the issuance of our common stock at the lower of (i) $1.25, as may be adjusted, or (ii) 95% of the lowest volume weighted average trading price per share of our common stock during the fifteen (15) consecutive trading days immediately preceding the conversion date, as quoted on the OTCBB.

           There are limitations on the number of shares that can be issued by us in payment of principal and interest that are tied to the volume of common stock traded on our principal trading market. If we fail to deliver stock certificates upon the conversion of these debentures at the specified time and in the specified manner, we will be required to make substantial payments to the holders of the debentures.

           Holders of the debentures may require that we redeem any or all of the outstanding debentures upon the occurrence of any one or more events of default specified in the debentures.

           The warrants are exercisable at any time until their expiration date. Holders of the warrants are entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the registration statement of which this prospectus is a part is not in effect at the time of exercise. Holders of debentures are subject to certain limitations on their rights to convert the debentures. The principal limitation is that the holder may not convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of our common stock after such conversion, unless such limitation is waived by the holder upon not less than 65 days prior notice. The exercise of the warrants is subject to a similar limitation.

           If we fail to deliver stock upon a conversion and YA Global Investments, L.P. purchases stock to satisfy a sale by YA Global of common stock issuable upon such conversion that YA Global anticipated receiving from us, we can be liable, at YA Global’s option, for either (i) the total cost of the stock it purchased, including brokerage costs or other out of pocket expenses, if any, or (ii) to deliver share certificates representing the common stock and pay the excess of YA Global’s costs for the shares over the product of such number of shares of common stock times the price per share in the last reported trade of the common stock on the OTCBB on the conversion date.

Description of the KDV Technology

           The KDV process utilizes proprietary technologies developed by a German company, Alphakat, and its owner Dr. Christian Koch, a scientist who has spent over 30 years in senior positions at Siemens.

           The KDV process can be applied to municipal solid waste including plastic, rubber, paper and cardboard waste, all of which can be converted to mineral diesel.

            In addition, the technology can be applied to:

  Refinery residuals - such as petcock, tar and paraffin which cannot be used today and the disposal of which harms the environment and is very expensive to neutralize;

  Used oil from engines, organic wastes, sewerage sludge and animal manures;

  All types of waste biomass, including such items as the body plant of the corn when extracting oil from the seeds, sunflowers and any other crop where significant amounts of biomass remain in the field after harvesting the food parts; and

  Glycerine – bio-diesel plants produce glycerin, 30% of which can be converted to saleable mineral diesel.

  The product is a high-quality diesel fuel suitable for use in any of today's engines. It has Cetane of over 60, as compared to normal diesel oil (52) and super diesel (56), giving the engine greater power and a quieter operation.

  As a mineral, the diesel does not require certification from car and engine manufacturers, provided it fulfills European Union standards. The KDV process produces a renewable diesel and therefore is eligible for tax benefits in certain countries.

Manufacturing

           Currently, we do not own any diesel production facilities. While we are exploring possible acquisitions of suitable facilities for such purposes, we have not yet entered into any definitive agreement for a facility.

           Acquisition or construction of plant facilities may take several forms, including the leasing of plant facilities, joint ventures with third parties, including manufacturers of ethanol and bio-diesel or consumers of bio-diesel such as trucking and transportation companies, or direct ownership.

           The acquisition of manufacturing plants will require us to (i) identify suitable facilities that can be cost-effectively modified for our needs, (ii) conduct due diligence with respect to such facilities, including investigation of environmental risks and permitting, (iii) negotiate acceptable purchase or lease agreements and (iv) finance any such acquisitions and capital improvements. The construction of new facilities would require us to identify appropriate sites to locate plants. In either case, production facilities will need to be engineered and constructed or, in the case of existing plants, appropriate modifications completed. Also, we would have to establish relationships with engineering firms, construction companies and other service providers, as well as supplier relationships to obtain sources of the components of the renewable -fuel.

           Plant development, whether acquired or constructed, will necessitate governmental permitting and various regulatory approvals (including environmental, zoning and construction permits), which will likely vary from location to location and may cause delays and add significant costs. Moreover, given our limited operating history, relatively untested technology, experience, management and financial resources, there is no assurance that we will be able successfully to complete any plant acquisition or construction or that any such plants can be operated profitably.

Competition

           The market for the manufacture, marketing and sale of bio-diesel, heating and other alternative fuels is highly competitive. According to the National Biodiesel Board (NBB), as of January 31, 2007, there were at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development (the preceding data reflect capacity, not actual production levels or demand). Such competition could be intense, thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-diesel and other alternative fuels, sale prices could be depressed. Falling oil prices would also negatively affect demand and the competitive position of bio fuel. We will also compete with petroleum fuels.

           Competition from other alternative fuels will likely increase if prices of energy on the commodities markets, including oil and bio-diesel, rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition. On the other hand, if petroleum prices fall, competition from such fuels will intensify.

Intellectual Property

            We do not have any intellectual property.

Governmental Regulations

           Our business will be conducted in various countries, which have varying degrees of regulation. The following is a discussion of some U.S. regulations which may or may not apply to our operations.

           There are no readily apparent U.S. Environmental Protection Agency, or EPA, regulatory fuel certification requirements applicable to using the renewable diesel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boilers, etc. As a practical matter, market acceptance of the bio-fuel may be limited until we can demonstrate that (i) the renewable diesel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the renewable diesel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. In addition, initial testing done on the renewable-diesel in a laboratory indicated that the renewable diesel is high quality fuel.

           We have evaluated whether the renewable diesel can be formulated to comply with the standards of the EPA to be classified as “diesel.” EPA standards mandate that the “diesel” comply with the specifications of the American Society for Testing and Materials (ASTM) requires that the fuel be comprised of. However, we are currently evaluating whether the ASTM standard can be broadened to include our fuel.

           In order to be legally marketable as a fuel for on-road motor applications, the bio-fuel must be registered with the EPA and comply with the EPA’s health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application with a group of other companies manufacturing similar fuels. The NBB has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with the EPA. To fit under the NBB umbrella, and be considered “bio-diesel” for marketing purposes, the bio-fuel must meet the ATSM 6751 specifications for bio-diesel described above. European countries use similar standards. ASTM 6751 compliant bio-diesel is already registered with the EPA and also meets the clean diesel standards established by the California Air Resources Board (CARB) and certain other states. As of the date of this report, the current formulation of the bio-fuel does not comply with ASTM 6751. Because water is a component used in the manufacture of our bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

           We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in our territory outside the United States.

           Environmental permitting of renewable diesel manufacturing facilities varies with the characteristics of individual plants. Our renewable diesel is manufactured using a process that is believed to yield little, if any wastes, emissions or discharges, although there may be some air emissions that could require us to obtain air emission permits to construct and operate any plants we may build or acquire.

           Being a mineral, the diesel does not require certification from car and engine manufacturers, provided it fulfills the EU standards. The KDV process produces a bio-diesel and therefore is eligible for tax benefits in certain countries.

Employees

           As of December 31, 2007, we had five full time employees. We believe our relationships with our employees are good.

Item 1A. Risk Factors

           Certain statements in this Annual Report on Form 10-K are “forward-looking statements”, these statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in this Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

           References in this Annual Report on Form 10-K to “Global Energy” the “Company,” “we,” “us” or “our” are to Global Energy Inc., a Nevada corporation, and its subsidiaries.

Risks Related to Our Business

We are a development stage company with a limited operating history, which makes us a speculative investment.

           We are a development stage company that seeks to take advantage of the rights to the KDV technology to manufacture renewable diesel that is intended to be marketed as a new class of renewable-diesel, bio-mass or fuel additive. There can be no assurance that the renewable diesel will gain market acceptance, either from distributors or consumers.

           We have been engaged in organizational activities including developing a strategic operating plan and entering into contracts. We currently only have five employees. Other than limited testing activities with respect to our bio-fuel, we have not conducted any operations. We have not generated any revenues. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and evolving markets. Such risks include, but are not limited to, risks of unforeseen capital requirements, unforeseen technical problems, failure of market acceptance, failure to establish business relationships and competitive disadvantages against larger and more established companies.

We are unlikely to be able to continue as a going concern in the event we are unable to obtain additional financing.

           We have incurred a net accumulated deficit of $1,837,000 since inception. As of December 31, 2007, we had $1,470,000 of available cash. We have financed our operations to date primarily through the sale of debentures, our common stock and warrants in privately-negotiated transactions with accredited investors. We are unlikely to be able to continue as a going concern unless we are able to obtain additional financing. Future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology, the nature and timing of licensing and sublicensing activities, plant construction, commencement of sales, hiring qualified management and employees, responding to competitive pressures, regulatory requirements, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources. Any needed financing may not be available on acceptable terms. In addition, future equity financings, if any, could be dilutive to then existing stockholders. In the event we do not raise sufficient capital to meet our obligations, we are likely to be unable to continue as a going concern unless we obtain additional financing. If such additional financing is not available our stockholders may lose their entire investment in our company.

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

           We will initially set up three to four “demo” plants in countries where strategic partners able to supply the required waste have already been identified. These countries so far include the United States, Israel, Poland and Germany.

           We intend to develop, build and operate a significant number of energy processing plants, each capable of producing 10,000 liters of mineral diesel oil per hour and all based on the environmentally friendly KDV technology.

           There can be no assurance that we will be able to execute the above mentioned objectives. Additionally, we have not commenced the design, engineering, development or construction of any bio-fuel manufacturing plants.

Our business depends on proprietary technology that we may not be able to protect and may infringe on the intellectual property rights of others.

           Our success will depend, in part, on the viability for commercialization of the KDV technology and on the strength of the intellectual property rights relating to the KDV technology. The KDV technology is patented by Dr. Koch and Alphakat only in Germany, the USA and certain other countries. Patents sometimes are difficult to defend and others could independently develop substantially equivalent technology or otherwise gain access to trade secrets relating to the KDV technology, including through analysis or “reverse engineering” of the bio-fuel made with the KDV technology. Accordingly, we may not be able to protect the rights to our patented technology or we may work in countries where the patent has not been filed. In addition, any agreements with our employees, consultants, advisors, sublicensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to the KDV technology may not provide meaningful protection in the event of unauthorized use or disclosure.

           Third parties may assert that the KDV technology, or the products we or our sub-licensees commercialize using the KDV technology, infringe upon their proprietary rights. We have yet to complete an infringement analysis and even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case as our products have not yet been fully developed. Furthermore, because we have licensed the KDV technology from Alphakat and Dr. Koch there are additional inherent uncertainties about the origin and ownership of the intellectual property that could contribute to our infringement exposure.

           We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others. If we are found to infringe, the manufacture, sale and use of our or our sub-licensees’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we do.

We may not be able to generate revenues.

           We have not generated any revenues and we do not expect to generate any material revenues until after we have successfully operated bio-fuel manufacturing plants and commenced commercial sales. We do not currently anticipate any of this to occur at least until the third quarter of 2008. Any start-up delays due to problems with the physical plant, staffing, permitting or other operational issues would negatively impact us. Any planned manufacturing plants may not achieve projected capacity. Companies to which we grant sublicenses or work with in a joint venture may not be able to produce, market and sell enough bio-diesel to pay us any amounts, or we or they may default on payments and lose rights to the technology. We may not be able to achieve profitable operations from the development of the KDV technology and/or the production of bio-fuel.

Unanticipated problems in our engineering and construction operations may harm our business.

           Our cash flow will depend on our ability and the ability of our joint venture partners to timely design, construct and complete bio-fuel manufacturing plants. If engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise) our business may experience a substantial setback. As a development stage company, we are particularly vulnerable to events such as these.

We may lose our rights to the KDV technology.

           If we do not fulfill our obligations set out in our agreement with Alphakat, we may lose the rights to develop, commercialize and market the KDV technology, leaving us without any business.

Our ability to produce and distribute commercial quantities of renewable diesel is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

           While production of bio-fuel from solid waste is a relatively mature technology, the technologies being pursued by us for bio-fuel production have never been utilized on a commercial basis. The renewable diesel we produce using our KDV technology, while intended as a new class of bio-fuel or fuel additive for power generation, heavy equipment, marine use and as a heating fuel, is in fact a new bio-fuel that may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the KDV technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized the KDV technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. The KDV technology, when used, may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, the KDV technology or the bio-fuel may not perform successfully on a commercial basis and they may never generate any revenues or be profitable.

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

           To develop our business, we will use our management team's (including those of any future management we retain) business relationships and those of our sublicensees in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies or contractual arrangements with other bio-diesel and alternative fuel companies. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that these relationships will be maintained, particularly if members of our management team leave. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively impacted.

           Moreover, reliance upon strategic partners to manufacture and sell bio-fuel using our KDV technology subjects us to additional risks, including a limited ability to control the quality of such fuel stemming from the failure of such partners to perform in accordance with the terms of agreements that they may enter into with us. Arrangements we enter into with such partners may compete with any bio-fuel that we may manufacture at our own plants and therefore may limit our organic growth.

Our business may suffer if we are unable to attract and/or retain talented personnel.

           We currently have five employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, and on other personnel we may hire. The loss of a key individual by us or our inability to attract suitably qualified replacements or additional staff could adversely impact our business. Our success depends on the ability of our management and employees to interpret market and technical data correctly, as well as to respond to economic, market, and other conditions and to manage effectively the production, marketing and sale of bio-fuel fuel using our KDV technology. Furthermore, no assurance can be given that our key personnel will continue their employment with us, or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel, our business may be adversely affected.

Competition may impair our success.

           The market for the manufacture, marketing and sale of renewable diesel (such as renewable diesel) and other alternative fuels is believed to be highly competitive. According to the National Bio-diesel Board (NBB), as of January 31, 2007, there are at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development. Such competition could be intense, thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-fuels (including bio-diesel), sale prices could be depressed. Falling oil prices would also negatively affect demand for and the competitive position of alternative fuels such as our bio-fuel. We will also compete with petroleum fuels.

           Competition from alternative fuels will likely increase with the rise of energy prices on the commodities market, including of oil and bio-diesel, as has been occurring in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

Our management has identified a material weakness in internal control over financial reporting and we can provide no assurance that additional material weaknesses will not be identified in the future. The Company’s failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

            Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2007. See “Item 9A(T). Controls and Procedures.” We can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain required controls, or any difficulties that may be encountered in the implementation of new or improved controls, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements.

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

           Any manufacturing plants that we or our sublicensees build or acquire may not be capable of production levels that are sufficient for commercial viability. On a long-term basis, we or our sublicensees will be dependent upon the ability to acquire solid waste, oil waste and agricultural products at reasonable prices, and to develop viable outlets for the sale of renewable diesel production. Our future will depend on our or our sublicensees’ ability to engineer, construct and operate future manufacturing plants, and successfully sell the fuel produced from these manufacturing plants.

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

Prices and markets for renewable diesel (such as renewable diesel fuel) are unpredictable and tend to fluctuate significantly.

           The price of renewable diesel is determined based on world demand, supply and other factors that impact renewable diesel (including renewable diesel) as well as conventional and other alternative fuels, all of which are beyond our control. World prices for bio-diesel fuel have fluctuated widely in recent years and we expect that prices will continue to fluctuate. Price fluctuations will have a significant impact upon our revenue, results of operations and on our general financial condition. Price fluctuations for renewable diesel and other fuel may also impact the investment market, and our ability to raise investor capital. Future decreases in the price of bio-diesel and competing fuels may have a material adverse effect on our financial condition and future results of operations. In addition, in the United States, demand for bio-fuels is affected by certain federal and state tax benefits. The applicability, reduction or repeal of such tax benefits could adversely affect our business. Moreover, the bio-fuel may not be eligible for tax incentives provided to the bio-diesel industry.

Engineering, constructing and operating the bio-fuel manufacturing plants is risky.

           Engineering, constructing and operating the renewable diesel manufacturing plants involve a high degree of risk particularly when new technology such as ours is involved. These risks are more acute in the earlier stages of development. Our expenditures in developing manufacturing plants may not result in commercially viable projects. We cannot project the costs of constructing and operating manufacturing plants due to the inherent uncertainties of future feedstock prices and the future pricing of oil, diesel fuel, bio-diesel fuel, heating fuel, fuel additives and other alternative fuels, the costs associated with encountering unknown obstacles, and changes in market demands. If construction costs exceed our or our sublicensees’ estimates or if our or our sublicensees’ efforts do not produce results which meet our expectations, our business may not be commercially successful, which would have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2007 we had approximately $3,000,000 in principal amount of debt, which, if we cannot repay when due, will permit the holders of this debt to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of our business plan.

           As of December 31, 2007 we have convertible into shares in the principal amount of $3,000,000 plus approximately $58,000 in interest, we have pledged all of our assets as security to YA Global Investments, L.P., the holder thereof. From time to time, we may also have trade debt and equipment financing outstanding. If we are unable to repay any of our obligations when due, our creditors could force our company into bankruptcy or force renegotiation of the terms of our outstanding debt on terms that may be substantially less favorable to us. In either event, our ability to pursue our business plan will be significantly impaired and the equity of our company may become worthless.

We may not be able to satisfy our debt obligations due to fluctuations in the market price of our common stock.

           We may satisfy our convertible debt obligations to the selling stockholder through the issuance of common stock or cash payments. If the price of our common stock drops considerably, and we cannot satisfy the repayment obligations through the issuance of common stock due to contractual limitations on issuance of securities included in the debentures, we currently do not have sufficient cash to satisfy these debt obligations. Defaulting under our company’s debt obligations may result in the lender exercising its rights under the terms of its security interest to force our company into bankruptcy or otherwise renegotiate the terms of our outstanding debt on terms that may be substantially less favorable to us. If these events occur, our ability to pursue our business plan will be significantly impaired and the equity of our company may become worthless.

Our business may be adversely affected by regulatory and environmental risks.

           Our business is subject to environmental risks and hazards and we are subject to environmental regulation implemented and/or imposed by a variety of international conventions as well as federal, state, provincial, and municipal laws and regulations. Environmental laws restrict and prohibit spills, discharges and emissions of various substances produced in association with our bio-fuel manufacturing operations. Environmental laws also require that manufacturing plants be operated, maintained and closed in such a way that satisfies applicable regulatory authorities.

           Compliance with environmental laws can require significant expenditures and a violation may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Compliance with environmental laws may cause us to limit our production, significantly increase the costs of our operations and activities, or otherwise adversely affect our financial condition, results of operations, and/or prospects.

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

           We expect to operate our business in Europe, Israel, North America, China and Africa. Not all of these areas have stable legal, political and economic conditions. For the areas that do have stable legal, political and economic conditions, there is the risk that these conditions will change. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights, currency fluctuations, inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, restrictions imposed on the alternative fuel industry (such as restrictions on production) and price and export controls. Any changes in alternative fuel, financial incentives, investment regulations, policies or a shift in political attitudes within our operating area are beyond our control and may adversely affect our business and future financial results.

Because our officers and directors are located in non-U.S. jurisdictions, our shareholders may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

           All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Risks Related to our Common Stock

Shares of our common stock may continue to be subject to price fluctuations and illiquidity because our shares may continue to be thinly traded.

            Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There is currently no analyst coverage of our business, and the number of shares in our public “float” is limited. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely fluctuate more than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTCBB, lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order.

           Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our stockholders who attempt to sell their shares in any significant volume may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

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

           These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operation and financial condition.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

           Sales of a substantial number of shares of our common stock or warrants, or the perception that sales could occur, including by the selling stockholder, could adversely affect the market price of our common stock.

We may not be able to attract the attention of brokerage firms for research and support.

           Additional risks may exist due to the fact that we are an OTCBB company that became public without an underwritten offering. Securities analysts of brokerage firms may not provide us with coverage because there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

           Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of the Company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

           The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

           In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors should not anticipate receiving cash dividends on our common stock.

           We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Carrigain Investment Ltd., or Carrigain, owns a significant portion of our common stock and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

           As of March 14, 2008, Carrigain owned approximately 66.50% of our outstanding common stock. Accordingly, Carrigain will be able to exercise significant influence over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our Board of Directors. In addition, Carrigain would be able to exercise significant influence over the outcome of any proposed merger or consolidation of our company. Carrigain’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

            Not Applicable.

Item 2. Properties

           On October 5, 2007, our majority owned subsidiary Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia, or SNRS, for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

           The agreements are subject to, among other things, the following conditions: (i) Global Ethiopia must pay SNRS a rental fee of Birr 47 (approximately US$5) or Birr 78 (approximately US$8.50) per hectare per year, depending on whether the leased land is defined as second or first class land, respectively; (ii) Global Ethiopia must completely develop the 20,000 hectares leased to it within eight years of the execution date of the agreement, including planting and maintaining trees or other oil producing crops. If no development process is carried out within a period of four (4) years from the date of execution of the agreement, then the undeveloped land may be repossessed by SNRS by giving six (6) months advance written notice to abandon the land; (iii) Global Ethiopia must completely develop the 15 hectares leased to it within three years of the execution date of the agreement; (iv) Global Ethiopia must perform a survey on the 20,000 hectares within 24 months of the execution date of the agreement; (v) Global Ethiopia has an option to lease additional farmland from the SNRS during the term of the lease agreement (up to an additional 100,000 hectares of farmland) on the same terms as the lease agreement for the 20,000 hectares; and (vi) Global Ethiopia is not required to make any rental payments on its 20,000 hectare lease agreement until the fourth year of the agreement.

           During the term of the lease agreements, SNRS may cancel the lease due to failure of Global Ethiopia to discharge its material obligations under the lease agreements, provided, however, that Global Ethiopia is given one year prior notice and fails to cure such failure within such one year period. Global Ethiopia is a 99.9% owned subsidiary of Pacific, a 50.1% owned subsidiary of our company that was formed as a joint venture with Yanai Man Projects Ltd. for the purpose of producing crude castor oil to aid in the manufacture of bio-diesel fuels.

           Our facilities located in Israel occupy approximately 150 square meters. Our current lease commitment relating to our facility in Israel expires at the end of August 2009.

Item 3. Legal Proceedings

            We are currently not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of our security holders through a solicitation of proxies or otherwise during the quarterly period ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market for Common Equity

           Our common stock is quoted on the OTC Bulletin Board under the symbol “GEYI”. Trading in our common stock has occurred on a relatively inconsistent basis and the volume of shares traded has been limited.

           The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 26, 2008, was $0.65 per share.

	Low	High
2006
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

2007
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$2.05
Third Quarter	$0.25	$1.75
Fourth Quarter	$0.25	$0.99

Holders

           As of March 14, 2008, there were 63,187,764 shares of our common stock outstanding held by 48 stockholders of record.

Dividends

           We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

            During the 2007 fiscal year, we have sold and issued the following unregistered securities:

           On February 7, 2007, we issued a total of 17,031,000 shares of common stock at a price per share of US$0.01 to 21 investors for an aggregate consideration of $170,310 of which $40,910 was paid in cash and $129,400 was paid by the issuance of a note with maturities ranging from 90 days to one year. We issued the securities to the investors who are non-U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

           On April 30, 2007, we issued 40,175,000 shares of common stock to 12 investors at a purchase price per share of US$0.01 for an aggregate consideration of $401,750 of which approximately $47,000 was paid in cash, approximately $28,000 was by redemption of promissory notes and approximately $327,000 was paid by the issuance of notes receivables having maturities up to one year. As of December 31, 2007, an amount of $150,000 has not been collected yet.

We issued the securities to investors who are non-U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

           On April 30, 2007, we granted 5,055,021 stock options exercisable for five years at an exercise price of $0.01 per share to Asi Shalgi, the new President of the Company. Effective January 31, 2008, the expiration date of the options was extended to April 30, 2017 and such options will begin to vest at a rate of 25% per year beginning April 30, 2008. We issued the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

           On May 1, 2007, pursuant to the terms of an employment agreement, we granted options to purchase 400,000 shares of common stock exercisable for five years at an exercise price of $0.01 per share to Dr. Irit Arbel, who was hired to be the Investor Relations and Marketing Advisor of the Company. Dr. Arbel’s employment agreement was terminated as of January 1, 2008 and 50,000 options were forfeited upon the termination. We issued the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

           On July 10, 2007, we issued a 10% secured convertible debenture, for gross proceeds of $500,000, as a part of a private placement of up to $4,000,000 in value of debentures to the same investor. In conjunction with this financing, we issued warrants to purchase 300,000 shares of common stock exercisable for five years at an exercise price of $2.35 and warrants to purchase additional 300,000 shares of common stock exercisable for five years at an exercise price of $2.50. We paid a cash commission of $35,000 and a structuring fee of $20,000 to Yorkville Advisors, LLC in connection with this issuance.

           The 10% secured convertible debentures, which, as amended, mature on October 31, 2010, are convertible by the debenture holder into common shares at a fixed conversion price of $2.20 per share. The debentures are secured against all our assets.

           On October 23, 2007, we issued an additional 10% secured convertible debenture for an aggregate consideration of $1,500,000. The debenture matures on October 31, 2010 and is convertible by the debenture holder into common shares at a fixed conversion price of $2.20 per share subject to further adjustment as further set out in the debenture. The debenture is secured against all our assets. We paid a commission of $105,000 and a due diligence fee of $30,000 to Yorkville Advisors, LLC in connection with this issuance.

           The debenture was issued pursuant to the exemption from registration under the Securities Act provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act to the investors and brokers who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act.

           On December 5, 2007 we issued a 10% secured convertible debenture for gross proceeds of $1,000,000. The debenture matures on October 31, 2010 and is convertible by the debenture holder into common shares at a fixed conversion price of $2.20 per share subject to further adjustment as further set out in the debenture. The debenture is secured against all our assets. We paid a commission of $70,000 to Yorkville Advisors, LLC in connection with this issuance.

           The debenture was issued pursuant to the exemption from registration under the Securities Act provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act to the investors and brokers who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act.

           Throughout fiscal year 2007, we authorized the issuance of options to our directors and officers to acquire in the aggregate 2,200,000 shares of our common stock. We granted these options on January 31, 2008. For more information, see "Item 11. Executive Compensation".

Use of Proceeds from Registered Securities

            None.

Issuer Purchases of Equity Securities

            None.

Item 6. Selected Consolidated Financial Data

            Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those described in “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

Overview

           Our company was organized on February 16, 1999, under the laws of the State of Nevada as Global Smartcards Inc. On April 28, 2003, we changed our name to Global Energy Inc. Our business address is 415 Madison Avenue, 15th Floor, New York, New York. Our telephone number is +1 (646) 673-8435. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas, NV 89104.

           Effective July 1, 2005, we sold all of our oil and gas assets for the sum of $50,000. The sale of these oil and gas assets was completed on July 6, 2005.

Our Current Business

           Our mission is to produce and supply alternative fuels, based on alternative energy producing technologies, which utilize renewable sources for creating viable energy sources while contributing to severe environmental conservation issues.

           Our strategy is to operate a growing number of owned industrial scale production facilities in several international locations and emerge as a leading supplier of mineral diesel, selling to industrial and governmental customers on every level of the supply chain.

           On May 2, 2007, we entered into a letter of intent with AlphaKat, pursuant to which we agreed, subject to certain conditions, to purchase the AlphaKat’s KDV 500 turbine technology and assist with the marketing and development of the technology. In connection with the development of the KDV technology and the construction of the plants, we agreed to: (i) provide financial support for the project, (ii) create a joint venture company for the marketing and development of the technology; (iii) purchase three KDV 500 turbines for implementation in Poland, the United States and Israel; (iv) start a regulatory process, including filing of permit applications at a cost of Euro €100,000; commence monthly payments of Euro €10,000 to Dr. Christian Koch, the owner of AlphaKat, after due diligence on the KDV 500 turbine is completed; and (v) enter into a definitive agreement for the KDV 500 turbine. We are currently working on receiving permits in the United States and Israel, while in Poland and Germany we achieved basic permits from the authorities for the implementation of the KDV 500 turbine. As of the date of this report, we have not ordered any of the KDV 500 turbines other than placing an advanced payment for one unit.

           In May, 2007, we established two subsidiaries in Israel: Global Fuel Israel Ltd., or Fuel, and Global N.R.G. Pacific Ltd., or Pacific. Fuel will render services to us, however the nature and the scope of the services is not yet defined.

           On July 9, 2007, we entered into a shareholder agreement to form a joint venture with Yanai Man Projects Ltd., or Yanai, pursuant to which we hold 50.1% of Pacific and Yanai holds 49.9% of Pacific. Pacific's purpose is the procurement of agricultural knowledge and the growth of vegetation for the purpose of producing crude castor oil to aid in the process of manufacturing bio-diesel fuel. The first project is to work with an Ethiopian entity to farm castor seeds for castor oil in Ethiopia.

           On July 10, 2007, we entered into an agreement with AlphaKat based on the letter of intent executed by the parties on May 2, 2007, to produce mineral diesel from municipality solid waste using the KDV process, originally developed by AlphaKat and its owner Dr. Christian Koch, over a 30 year period. The process is applicable to biomass waste and any waste containing organic materials (hydrocarbons), including plastic, textile, rubber, leather, wood, paper, animal and agriculture waste. The KDV depolymerization technology is an alternative-energy source. It provides a patent-protected solution for the simultaneous creation of clean energy and the disposal of waste. The process uses a high speed turbine and a proprietary catalyst to convert and distillate waste into diesel oil. The result is a sulphate free diesel oil that meets the requirements of the EN590 standard for diesel oil and is intended for use in trucks and heavy equipment, as well as by major petroleum companies.

           Pursuant to the agreement with AlphaKat, we incorporated and operate a company named AlphaKat-Global Energy GmbH. We and AlphaKat each hold 50% of the shares of AGEI. The goal of AGEI is to provide worldwide marketing and sales of technology which converts hydrocarbon waste into diesel oil. AGEI has the exclusive rights to sell certain technology of Alphakat in the United States and China and has non-exclusive rights for certain other parts of the world.

           On October 5, 2007, our majority owned subsidiary, Global Energy Ethiopia PLC, or Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia, or SNRS, for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

           On October 20, 2007, we entered into an agreement for consulting services with Trianon Partners, or Trianon, and as of October 24, 2007, we entered into a joint development agreement with Trianon. In consideration of the consulting services to be provided by Trianon, we agreed to pay Trianon a fixed fee of $250,000 which was to be paid in equal monthly installments of $10,000 once we decided to commence the construction of the plant, with the balance to be paid upon mechanical completion of the plant.

The agreement for consulting services was terminated by mutual consent on February 6, 2008. In consideration of the joint development agreement, we agreed to grant an exclusive license to Trianon, throughout the States of Texas, New York and New Jersey to be formed with AlphaKat, to market systems that use a proprietary bio-diesel technology for the conversion of waste to bio-diesel.

           On February 6, 2008, we entered into a business and royalty agreement with Covanta Energy Corporation, under which we granted to Covanta certain rights, both exclusive and non-exclusive, for the use, practice, and improvement of the KDV technology for the purpose of converting waste materials containing hydrocarbons into diesel oil in countries including the US, the UK, China and the Republic of Ireland. We did so in exchange for the retention by us of certain rights to pursue specified small scale projects using the technology, which Covanta will have the option to invest in, as well as our retention of the right to invest 10% - 35% of the equity in projects initiated by Covanta. Covanta agreed to pay us a royalty equal to 10% of the gross revenues derived from the sale of diesel oil from each project for a period of 20 years from the date the applicable project achieves commercial operation. Under the agreement, Covanta shall also be responsible for financing 100% of the costs of erection of a demonstration plant, which it may disassemble and make available for pick up by us, at no cost to us, upon Covanta terminating its rights to the technology.

           On the same day, we entered into a license agreement with Covanta under which we granted it a right to sell systems based on the technology to governmental organizations subject to certain pre-conditions regarding the purchase of a minimum number of systems based on the technology. Covanta's rights under both the license agreement and the business and royalty agreement shall be non-exclusive until it has (i) issued a purchase order for a demonstration plant, and (ii) placed purchase orders for five additional systems. AlphaKat-Global Energy GmbH will receive a 10% commission from the sale of all systems, part of which shall be payable to American Renewable Diesel, LLC, subject to the business and development agreement described below.

           On February 6, 2008, we executed a business and development agreement with Renewable Diesel, LLC, an affiliate of Trianon Partners and of American Renewable Diesel, LLC, under which both Renewable and our company shall have the right to identify and develop certain projects to convert feedstock to diesel using the KDV technology in New York, California and Texas, as well as Florida and New Jersey under certain conditions. If we identify a project, Renewable shall be entitled to invest up to 25% of the total required equity. If Renewable identifies a project, we shall be entitled to invest up to 51% and Covanta will be entitled to invest up to 24% of the total required equity. In all projects, Renewable shall manage the projects and shall be entitled to development fees in the amount of $100,000, up to a total of $2,000,000, for each KDV 500 system included in the project.

            In connection with the business and development agreement described above, AlphaKat-Global Energy GmbH executed a license agreement with American Renewable Diesel, LLC, an affiliate of Trianon Partners and of Renewable, which granted American certain exclusive rights to market and sell systems based on the technology in the territory of California, New York and Texas, as well as New Jersey and Florida, subject to the satisfaction of minimum sales requirements. The territory may be reduced and/or exclusive rights may become non-exclusive rights, depending on whether minimum sale requirements are satisfied. American is to receive a commission on all sales in the territory. Systems sold to Covanta shall be credited to American, regardless of whether such systems are for use inside or outside the territory.

           In March 2008 we entered into a Memorandum of Understand with ShenMu SanJiang Coal Chemical Company Ltd. (“Shaanxi”) located in the People’s Republic of China. Under the terms of the MOU, we and Shaanxi, pending completion of due diligence of the KDV technology in Germany, plan to jointly own a new entity. We would own 51% of the new entity, unless Sinopec Beijing Governmental Energy Company becomes a substantial equity partner, in which case our interest would be 26%. The new entity would initially build, own and operate an AlphaKat system expected to produce ten thousand (10,000) liters of diesel per hour from tar oil. Shaanxi is a producer of blue coal, where significant quantities of tar oil are produced as a residual of the production process. Shaanxi would provide the new company with tar oil at a discount to the published market price for conversion into high quality diesel. The MOU provides for the extension and growth capabilities of the “system” after successful conversion of tar oil to diesel. We would be entitled, under the terms of the MOU, to royalties from the sale of diesel produced by the AlphaKat KDV Technology. Completion of the transaction is subject to due diligence and negotiation of final documentation.

Critical Accounting Policies

A. Going concern considerations

            As of December 31, 2007, the Company had negative working capital of $1,479 thousands and an accumulated deficit of approximately $1,837 thousands. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company has no revenues and has incurred losses and an accumulated deficit resulting from the company’s activity as a development stage company and has a negative cash flow from operating activities. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated.

There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements contained in this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

B. Derivative financial instruments (“derivatives”)

           The Company has adopted FAS 133, as amended, which establishes accounting and reporting standards for derivatives, including certain derivatives embedded in other contracts, and for hedging activities. Under FAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative, for accounting purposes, as: (1) hedging instrument, or (2) non-hedging instrument. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists. Changes in fair value of non-hedging instruments are carried to “financial expenses-net” on a current basis. To date, the Company did not have any contracts that qualify for hedge accounting under FAS 133.

Results of Operations – Fiscal Year Ended December 31, 2007

           We initiated our activities during the last six month of 2007, focusing our effort in building an infrastructure that will support our future activities in the alternative energy areas. We did not generate any revenue in the year ended December 31, 2007 and have incurred a loss of $1,665,000.

Liquidity and Capital Resources

           Our cash equivalents were $1,470,000 as of December 31, 2007, compared to $11,000 as of December 31, 2006. This increase in cash equivalents is attributed to an issuance of convertible debenture which took place during the last four month of 2007. The Company raised an amount to $2,790,000 by an issuance of convertible debenture. As of December 31, 2007, the Company has received three installments amounting to $3,000,000 ($2,790,000 net of issuance cost). The Company needs to finance its future activities from its cash equivalents. At December 31, 2007, we had a negative working capital of $1,479,000; we are expecting to continue to consume cash in our activities through payments of salaries, payments for services and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

            We do not currently have off-balance sheet arrangements.

Going Concern Considerations

           As of December 31, 2007, the Company had negative working capital of $1, 479 thousands and a capital deficiency of $936 thousands. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company has no revenues and has incurred recurring operating losses and an accumulated deficit and has a negative cash flow from operating activities.

            In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

           These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Risk Factors

           The fuel produced using our KDV technology has never achieve technical or commercial viability yet. The Company has never utilized the KDV technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. The KDV technology, when used, may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, the KDV technology to manufacture fuel may not perform successfully on a commercial basis and they may never generate. For discussion of further risks related to our business and operations see “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

Employees

           Currently we have five employees: Asaf Shalgi our President, Chief Executive Officer and a director; Yossi Raz, our Chief Technology Officer; Alex Werber, our Chief Financial Officer and Treasurer; Yanai Man who manages our Bio-diesel activities, and a Company secretary who serves as our office manager in Israel.

Competition

           The market for the manufacture, marketing and sale of bio-diesel, heating and other alternative fuels is highly competitive. According to the National Biodiesel Board (NBB), as of January 31, 2007, there were at least 105 companies that are engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 864 million gallons per year. The NBB further estimates that another 1.7 billion gallons of annual plant capacity are under development (the preceding data reflect capacity, not actual production levels or demand). Such competition could be intense, thus driving up the costs of feedstock, plant construction, attracting and retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for bio-diesel and other alternative fuels, sale prices could be depressed. Falling oil prices would also negatively affect demand and the competitive position of bio fuel. We will also compete with petroleum fuels.

           Competition from other alternative fuels will likely increase if prices of energy on the commodities markets, including oil and bio-diesel, rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our sublicensees’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in this business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our sublicensees are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operations and financial condition. On the other hand, if petroleum prices fall, competition from such fuels will intensify.

Plan of Operations

           During the next twelve months we will continue to concentrate on our two main activities, the first dealing with the development of plants for the production of diesel out of domestic waste (industrial activities) and the second focusing on our project in Ethiopia for the cultivation of castor plant for biodiesel production (agricultural activities).

           In the industrial activity we will continue to initiate joint ventures to use the technology of diesel oil production out of domestic and organic waste and to establish partnerships in order to set up plants for diesel production out of waste.

           We will continue our agricultural project started in the last quarter of 2007 in Ethiopia for the growing and cultivation of the castor plant. In the frame of this project we expect cultivate between 6,000 – 12,000 hectares base on our agreements with farmers and local states in south of Ethiopia. Nowadays we are in a process of establishment of the logistics and administrative layout in the project area and we are starting to sow the castor seeds. The cultivation will be carried out by rural farmers in the region. We undertook to employ the farmers by providing input and agronomic support. In addition, we will continue to develop 20,000 hectares leased from Southern Nations Nationalities People's Regional State, Ethiopia ("SNRS").

Capital Resource Requirements

           The scope of our activities rely upon our abilities to raise sufficient funds in order to finance our future plans. The minimum requirement for the next 12 months ending December 31, 2008, is approximately $27.4 million for our proposed business activities. This budget includes the funds required to finance our marketing activities, purchase of KDV machines, salaries of the employees, office and maintenance costs, cost of cultivation and among others, all of them necessary to execute our plan of operations. The following table provides a cost-breakdown of the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$400,000
Other Operations	$750,000
Industrial Expenses	$16,250,000
Agriculture Expenses	$10,000,000
Total	$27,400,000

Newly Issued Accounting Pronouncements

           In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)". SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

           In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS No. 160”). FAS No. 160 establish accounting and reporting standards for non-controlling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to the Company, these statements will be effective as of the year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FAS No. 160 would have on its consolidated financial statements.

           In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). If the company is to elect the fair value option for its existing assets and liabilities, the effect as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact that SFAS 159 may have on its financial position.

           In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

Item 8. Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2007 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2007 ANNUAL REPORT

_____________________
____________________________________
_____________________

Kesselman & Kesselman Certified Public Accountants Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O Box 452 Tel Aviv 61003 Telephone +972-3-7954555 Facsimile +972-3-7954556

Report of Independent Registered Public Accounting Firm

To the shareholders of Global Energy Inc. (a development stage company):

We have audited the accompanying consolidated balance sheets of Global Energy Inc. and its subsidiaries (a development stage enterprise) as of December 31, 2007, and the related consolidated statement of operations, changes in shareholders' equity (capital deficiency) and cash flows for the year ended December 31, 2007 and, cumulatively, the period from January 1, 2007 to December 31, 2007 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from July 5, 2005 (date of inception) to December 31, 2006, which totals reflect a deficit of $98,998 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated February 9, 2007, expressed an unqualified opinion on the cumulative amounts.

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

In our opinion, the December 31, 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Energy Inc. and its subsidiaries (a development stage enterprise) at December 31, 2007, and the results of their operations and their cash flows for the year then ended and, cumulatively, for period from January 1, 2007 to December 31, 2007 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations, has limited capital resources and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kesselman & Kesselman
Tel Aviv, Israel
March 31, 2008

Chang Lee LLP
Chartered Accountants
505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

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

Vancouver, Canada
February 9, 2007	Chartered Accountants

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	In thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,470	$11
Other accounts receivable	187

Total current assets	1,657	11
LONG TERM DEPOSITS	18
ADVANCE TO MINORITY INTEREST SHAREHOLDER	20
PROPERTY AND EQUIPMENT, net of accumulated depreciation	523
Total assets	$2,218	$11

Liabilities net of capital deficiency

CURRENT LIABILITIES:
Accounts payables	$183	$10
Accounts payable - other	317
Demand loans payable - related parties	18	18
Promissory note payable		28
Debentures convertible into shares	2,618

Total current liabilities	3,136	56
MINORITY INTEREST	18
CAPITAL DEFICIENCY:
Share capital (Note 9) -
Common shares of $0.001 par value each:
Authorized: 250,000,000 shares and 25,000,000 at
December 31, 2007 and December 31, 2006, respectively;
Issued and outstanding: 63,187,764 shares and 5,981,764 shares
at December 31, 2007 and December 31, 2006, respectively	63	6
Additional paid-in capital	742	117
Warrants	246
Share subscription received		4
Receivables in respect of shares issued	(150)
Accumulated deficit during development stage	(1,764)	(99)
Accumulated deficit before development stage	(73)	(73)
Total capital deficiency	(936)	(45)

Total liabilities net of capital deficiency	$2,218	$11

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
				from July 7,
				2005 through
	Year ended December 31			December 31,
	2007	2006	2005	2007
	In thousands, except share data

OPERATING EXPENSES -
General and administrative expenses (*)	$(1,589)	$(69)	$(62)	$(1,688)
OPERATING LOSS	(1,589)	(69)	(62)	(1,688)

FINANCIAL EXPENSES - NET	(76)			(76)
NET LOSS FROM CONTINUING
OPERATIONS	(1,665)	(69)	(62)	(1,764)

NET INCOME FROM DISCONTINUED
OPERATION (NET OF TAX)			68
NET INCOME (LOSS)	$(1,665)	$(69)	$6	$(1,764)
NET INCOME (LOSS)
SHARE, BASIC AND DILUTED:
NET LOSS PER SHARE FROM
CONTINUING OPERATIONS	$(0.03)	$(0.01)	$(0.01)
NET INCOME PER SHARE FROM
DISCONTINUING OPERATIONS			$0.01
NET LOSS PER SHARE FOR
THE YEAR	$(0.03)	$(0.01)	**

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS
PER SHARE	48,206,454	4,901,758	4,650,000

* In the year ended December 31, 2007 - includes $110 share-based compensation.
** Representing an amount less than $0.01

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

							Deficit	Deficit
							accumulated	accumulated
			Additional		Share	Receivables	during the	before the
	Share capital		paid-in		Subscription	in respect of	development	development
	Number	Amount	capital	Warrants	received	shares issued	stage	stage	Total
		In thousands

BALANCE AT JANUARY 1, 2005	4,650,000	$5	$105					$(109)	$1
CHANGES DURING THE YEAR,
ENDED DECEMBER 31, 2005
Net income (loss) for the year							$(30)	36	6
BALANCE AT DECEMBER 31,
2005	4,650,000	5	105				(30)	(73)	7
CHANGES DURING THE YEAR,
ENDED DECEMBER 31, 2006
Issuance of shares	1,331,764	1	12		$4				17
Net loss for the year							(69)		(69)
BALANCE AT DECEMBER 31,
31, 2006	5,981,764	6	117		4		(99)	(73)	(45)
CHANGES DURING THE YEAR
ENDED DECEMBER 31,
2007:
net of
Issuance of warrants				$246					246
Issuance of shares	57,206,000	57	515		(4)	(150)			418
Net loss for the year							(1,665)		(1,665)
Share based compensation
expenses			110						110
BALANCE AT DECEMBER 31,
2007	63,187,764	$63	$742	$246	$-	$(150)	$(1,764)	$(73)	$(936)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				from July 7,
				2005 through
	Year ended December 31			December 31,
	2007	2006	2005	2007
	In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,665)	$(69)	$6	$(1,764)
Adjustments required to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	2		1	2
Capital gain of disposal of property and equipment			(38)
Share based compensation expenses	110			110
Expenses in respect of the convertibles debentures	74			74
Decrease (Increase) in other accounts receivable	(187)		16	(187)
Increase in balance with minority shareholder	(2)			(2)
Increase in accounts payables	173			173
Increase (decrease) in other accounts payable-other	317	(8)	(12)	296

Net cash provided by (used in) operating activities	(1,178)	(77)	(27)	(1,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of petroleum and natural			50
gas resource properties
Lease deposits	(18)			(18)
Payment for purchasing of property and equipment	(525)			(525)
Net cash used in investing activities	(543)		50	(543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	390	17		407
Proceeds from debt issuance		46		46
Proceeds from issuance of convertible debentures and
warrants net of issuance expenses	2,790			2,790
Net cash provided by financing activities	3,180	63		3,243
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	1,459	(14)	23	1,402
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	11	25	2	68
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	1,470	$11	$25	$1,470

NON-CASH TRANSACTION -
Conversion of promissory note into shares, see note 10a	$28

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General

Global Energy Inc. ("the Company") was incorporated under the laws of the State of Nevada on February 16, 1999.

In July 6, 2005, the Company completed the sale all of its oil and gas assets for the sum of $50,000. The sale of these oil and gas assets was completed on July 6, 2005.

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company is considered as a development stage enterprise since July 7, 2005, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 - “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since July 7, 2005, inception of becoming a development stage company, until December 31, 2007.

During May 2007 the Company established two subsidiaries in Israel: Global Fuel Israel Ltd (“Fuel”) a fully owned and Global N.R.G. Pacific Ltd. (“Pacific”) which the Company own 50.1%. On October, 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company are acting as the agriculture arm of the Company's activities in the Bio Diesel field.

In May 2, 2007 the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines which converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As to commitments of the Company to Alphakat, see note 9b. In July 10, 2007 the Company entered into an agreement with AlphaKat to incorporate and operate a company, named AlphaKat - Global Energy GmbH (“AGEI”). Each party holds 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales of KDV machines in consideration of 10% sale commission. The Company is responsible to finance AGEI, if such financing will be required AlphaKat has the right to object to any sale of KDV machines. The Company has consolidated AGEI in accordance with FIN 46R "Consolidation of Variable Interest Entities, an interpretation of ARB no. 51". See d, below. After the balance sheet date AGEI entered into its first agreement, see note 13a.

b.	Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S dollar (“$” or “dollar).

Most of the Company’s expenses are incurred in dollars. A significant part of the Company’s external financing is in dollars. The Company holds most of its cash and cash equivalents in dollars. Thus, the functional currency of the Company is the dollar.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet account are measured and recorded at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations (as “financial EX- net) and have not been material to date.

c.	Going concern considerations

As of December 31, 2007, the Company had negative working capital of $1,479 thousands and an accumulated deficit of approximately $1,837 thousands. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company has no revenues and has incurred losses and an accumulated deficit resulting from the Company’s activity as a development stage company and has a negative cash flow from operating activities. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries mentioned above, and the accounts of the 50% owned entity (AGEI) which according to FIN 46R is a variable interest entity and the Company is the primary beneficiary.

Intercompany balances and transactions have been eliminated upon consolidation.

e.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

f.	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

The annual depreciation set as follows: leasehold improvements are amortized over the term of the lease which is shorter than the estimated useful life of the improvements. Computers, software and electronic equipment are depreciated over three years.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended December 31, 2007, 2006 and 2005, no impairment losses have been identified.

h.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

i.	Derivative financial instruments (“derivatives”)

The Company has adopted FAS 133, as amended, which establishes accounting and reporting standards for derivatives, including certain derivatives embedded in other contracts, and for hedging activities. Under FAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative, for accounting purposes, as: (1) hedging instrument, or (2) non-hedging instrument. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists. Changes in fair value of non-hedging instruments are carried to “financial expenses-net” on a current basis. To date, the Company did not have any contracts that qualify for hedge accounting under FAS 133.

The Company entered into convertible debentures agreement in which a derivative instrument is “embedded”. Embedded derivative is separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument.

As to embedded derivatives arising from the issuance of convertible debentures, see note 8.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Share-based payment

The Company implements Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“FAS 123(R)”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on multiple options awarded approach.

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

k.	Income loss per share

Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible Debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2007, 2006, and 2005 does not include common share equivalents, since such inclusion would be antidilutive. Disclosures required by SFAS 128, Earnings per Share, have been included in Note 11.

l.	Deferred income taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax basis of asset and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when these differences are reversed. A full valuation allowances is provided for, since based upon the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized. See note 10.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Uncertainty in income taxes

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48-1’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 provides guidance regarding how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FSP FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not result in any adjustment to the Company’s financial statements.

n.	Comprehensive income (loss)

The Company has no component of comprehensive income (loss) other than net income (loss).

o.	Newly issued accounting pronouncements

1)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)". SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 . Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS No. 160”). FAS No. 160 establish accounting and reporting standards for non-controlling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to the Company, these statements will be effective as of the year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FAS No. 160 would have on its consolidated financial statements.

3)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

4)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). If the Company is to elect the fair value option for its existing assets and liabilities, the effect as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact that SFAS 159 may have on its financial position.

5)

In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1,

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2009, for the Company). EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

December 31,
2007
In thousands

Other receivable	$120
Governmental Institutions	21
Prepaid expenses	46
$187

NOTE 3 - PROPERTY AND EQUIPMENT:

December 31,
2007
In thousands

Cost:
Advances on account of
acquisition of Machinery	$488
Computer software and electronic equipment	24
Leasehold improvements	13
525
Less, accumulated depreciation and amortization	2
$523

NOTE 4 - ACCOUNTS PAYABLE - OTHER:

December 31,
2007
In thousands

Accrued expenses	$234
Employees and payroll accruals	80
Government authorities	3
$317

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - ADVANCE TO MINORITY SHAREHOLDER

In July 10, 2007 the Company entered into an agreement with AlphaKat to incorporate and operate AGEI see note 1a. According to the agreement the Company has provided a loan to the shareholders of the AlphaKat. The terms of the loan has not yet been set.

NOTE 6 - DEMAND LOAN PAYABLE - RELATED PARTIES

The Company borrowed $18,000 from four shareholders of the Company on May 4, 2006. The loans are unsecured, non-interest bearing and due on demand.

NOTE 7 - FINANCIAL EXPENSE (INCOME)

December 31,
2007
In thousands

Interest on convertible debentures (see note 8)	$160
Income from evaluating the conversion option
fair value of the (see note 8)	(86)
Other	2
$76

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. As of December 31, 2007 three installments in the sum of $3 million principal were issued for consideration of $2.8 million. The last installment is due after a registration statement for the underlying shares is declared effective by the SEC. The Debentures bear interest at 10% per annum, the payments of the principals and interest will commence on July 31, 2008 and continuing on each successive month thereafter until October 2010. The Debentures are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of $2.2 per share. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price, (2) the underlying shares registration statement is effective and (3) no event of default has occurred.

If any event of default occurred, the full unpaid Principal amount of this Debenture, together with interest shall become at the investor's election, immediately due and payable in cash. In conjunction with this financing, the Company issued to the private investor 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.35 and 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.50. The conversion of the debentures and the exercise of the warrants are subject to further adjustments and condition as further set out in the Debenture Agreement. The conversion option included within each of the Company’s convertible debenture does not meet all the conditions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” related to equity classification and therefore should be bifurcated from the debt host contract. In addition the put option and call option are considered as embedded derivatives that require bifurcation, therefore these instruments are evaluated each reporting period and the difference in fair value is recorded as financial income or expense, see note 7 above. The Company measured the fair value of the embedded derivatives features on the issuance date at approximately $1,032 thousands. The amount attributed to the warrants was $246 thousands, the remaining $1,425 thousands was allocated to the debentures.

As of December 31, 2007, none of the warrants were exercised and none of the debentures were converted into share.

Following are the details of the convertible debentures:

December 31,
2007
In thousands
Principal	$1,426
Accrued interest	160
Conversion option	1,032
Put option	*
Call option	*
$2,618

* Representing an amount less than $1,000

The notes are secured by a pledge on all of the Company's assets.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

a.	Fuel currently leases office in Tel Aviv, Israel, under operating lease agreement, which expire at 2009. The monthly rent is approximately $3,800.

b.

Under the agreement signed with Alphakat with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste the Company agreed to: 1) Provide financial support for the project, 2) Purchase three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments Euro €10,000 to AlphaKat for consulting.

c.

On October 5, 2007, Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People's Regional State, Ethiopia, or SNRS, for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

The agreements are subject to, among other things, the following conditions: (i) Global Ethiopia must pay SNRS a rental fee of Birr 47 (approximately US$5) or Birr 78 (approximately US$8.50) per hectare per year, depending on whether the leased land is defined as second or first class land, respectively; (ii) Global Ethiopia must completely develop the 20,000 hectares leased to it within eight years of the execution date of the agreement, including planting and maintaining trees or other oil producing crops. If no development process is carried out within a period of four (4) years from the date of execution of the agreement, then the undeveloped land may be repossessed by SNRS by giving six (6) months advance written notice to abandon the land; (iii) Global Ethiopia must completely develop the 15 hectares leased to it within three years of the execution date of the agreement; (iv) Global Ethiopia must perform a survey on the 20,000 hectares within 24 months of the execution date of the agreement; Global Ethiopia has also an option to lease additional farmland from the SNRS during the term of the lease agreement (up to an additional 100,000 hectares of farmland) on the same terms as the lease agreement for the 20,000 hectares; and Global Ethiopia is not required to make any rental payments on its 20,000 hectare lease agreement until the fourth year of the agreement. During the term of the lease agreements, SNRS may cancel the lease due to failure of Global Ethiopia to discharge its material obligations under the lease agreements, provided, however, that Global Ethiopia is given one year prior notice and fails to cure such failure within such one year period.

As of December 31, 2007, none of the conditions were met.

d.

In October 20, 2007 the Company entered into an agreement for consulting services with Trianon Partners ("Trianon") and as of October 24, 2007 the Company entered into a Joint Development Agreement with Trianon. In consideration of the consulting services to be provided by Trianon, the Company agreed to pay Trianon a fixed fee of $250 thousands which is to be paid in $10,000 monthly installments once the Company determines to commence the construction of the plant with the balance to be paid upon mechanical completion of the plant. In the consideration of the Joint Development the Company agreed to grant an exclusive license to Trianon, throughout the states of Texas, New York and New Jersey to be formed with AlphaKat, to market systems that use a proprietary

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued):

biodiesel technology for the conversion of waste to biodiesel. The aforementioned agreement was terminated in the Company executed a business and development agreement with ("Renewable"), an affiliate of Trianon and of American Renewable Diesel, LLC ("American"), see also note 13a.

NOTE 10 - SHARE CAPITAL:

a.	Common shares

Common stock confers on its holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

In October 24, 2006, the Company issued 1,331,764 common shares at a price per share of $0.01 for an aggregate consideration of $13,000.

On February 7, 2007, the Company issued 17,031,000 common shares at a price per share of $0.01 for consideration of approximately $170 thousands.

On April 30, 2007, the Company issued a total of 40,175,000 common shares at a price per share of $0.01 for consideration of approximately $402 thousands of which approximately $47,000 was paid in cash, $28,000 was paid by conversion of $28,000 promissory note and approximately $327 thousands was paid via the issuance of non interest notes receivables having maturities up to one year. As at December 31, 2007, $150 thousands have not been yet collected.

As to the issuance of warrants, see note 8.

b.	Stock option plan

In 2007, the Company established the 2007 share option plan, which provides for the issuance of up to 8,500,000 of the Company's common shares.

In April 2007 the Company granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share, to the CEO, the options vest in four equal batched over a period of four years from the date of the option, provided that the CEO is still the Company's employee. No option was vested as to year end. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

Expected volatility was based on the average of similar companies in the market due to insufficient trade volume. The expected option term represents the contractual period of the stock options as defined in the option agreement. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. Risk-free interest rates, which are based on quoted H15 report of the Federal Reserve Board.

The fair value of the Company's stock options granted to the CEO was estimated using the following weighted average assumptions:

Risk free interest	4.63%
Dividend yields	0
Volatility	250%
Expected term (in years)	10

The fair value of the options granted to the CEO using the Black&scholes model is $0.01 per option.

In May 7, 2007 the Company granted 400,000 warrants to a service provider for Investor Relations and Marketing Advisor services. 200,000 warrants are exercisable immediately at an exercise price of $0.01 per share. 200,000 additional options were intended to vest effective May 1, 2008, on a pro rata basis in the event the employment agreement terminated before May 1, 2008. The agreement with the service provider was terminated as of January 1, 2008, and as of the December 31, 2007, 350,000 warrants were vested and exercisable at an exercise price of $0.01 per share, the market value of the share we used in the calculation of the fair value as of the year end was $0.6. The fair value of the abovementioned warrants calculated amounted to $92,000. This fair value was estimated using the following weighted average assumptions:

Risk free interest	3.34%
Dividend yields	0
Volatility	250%
Expected term (in years)	Less than a year

As of December 31, 2007 no options or warrants were exercised.

As of December31, 2007, there were $33 thousands of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

As to options granted after balance sheet date, see note 13b.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - INCOME TAXES

In 2007 and 2006 the Company incurred net operating loss for tax purposes and recognized a full tax valuation against deferred taxes. Accordingly, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

The tax effect of net operating loss carry forward as of December 31, 2007 and 2006 was as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry-forward	$484	$60
Valuation allowance	(484)	(60)
	$0	$0

The Company is primarily subject to U.S. federal income tax. For all years presented effective income tax rate is zero. The difference between the Company’s effective income tax rate and the statutory rate of 35% is attributable to an increase in the deferred tax valuation allowance.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

As of December 31, 2007, the Company had available for tax purposes unused net operating loss carry-forwards of $1,412. $1,101 will expire in various years from 2019 to 2027.

NOTE 12 - NET LOSS PER SHARE DATA

The Company’s basic net loss per share amounts has been computed by dividing net loss by the weighted average number of Common outstanding. In 2007, 2006, and 2005, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31
	2007	2006	2005
Net loss, in thousands (Numerator)	$1,665	$69	$(6)
Weighted-average shares, in thousands (Denominator)	48,206	4,902	4,650
Basic and diluted net loss per share	$0.03	$0.01	$0.00

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - NET LOSS PER SHARE DATA (continued):

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

December 31,
2007
Options:
Weighted average number, in thousands	3,370
Weighted average exercise price	$0.01
Warrants:
Weighted average number, in thousands	542
Weighted average exercise price	$0.81
Convertible Debt:
Weighted average number, in thousands	263
Conversion price	$2.2

NOTE 13 - SUBSEQUENT EVENTS:

a.

In February 6, 2008, The Company entered into a business and royalty agreement with Covanta Energy Corporation ("Covanta"), under which the Company granted to Covanta certain rights, both exclusive and non-exclusive, for the use, practice, and improvement of the KDV technology for the purpose of converting waste materials containing hydrocarbons into diesel oil in countries including the US, the UK, China and the Republic of Ireland. The Company has certain rights to pursue specified small scale projects using the technology. Covanta will have the option to invest in, as well as the Company retention of the right to invest 10% - 35% of the equity in projects initiated by Covanta. Covanta agreed to pay the Company a royalty equal to 10% of the gross revenues derived from the sale of diesel oil from each project for a period of 20 years from the date the applicable project achieves commercial operation. Under the agreement, Covanta shall also be responsible for financing 100% of the costs of erection of a demonstration plant, which it may disassemble and make available for pick up by us, at no cost to us, upon Covanta terminating its rights to the technology.

On the same day, the Company entered into a license agreement with Covanta under which the Company granted it a right to sell systems based on the technology to governmental organizations subject to certain pre-conditions regarding the purchase of a minimum number of systems based on the technology. Covanta's rights under both the license agreement and the business and royalty agreement shall be non-exclusive until it has (i) issued a purchase order for a demonstration plant, and (ii) placed purchase orders for five additional systems. AlphaKat- Global Energy GmbH will receive a 10% commission from the sale of all systems, part of which shall be payable to American, subject to the business and development agreement described below.

In February 6, 2008, the Company executed a business and development agreement with Renewable, an affiliate of Trianon and of American, under which both Renewable and the Company shall have the right to identify and develop certain projects to convert feedstock to diesel using the KDV technology in New York,

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 - SUBSEQUENT EVENTS (continued):

California and Texas, as well as Florida and New Jersey under certain conditions. If the Company identifies a project, Renewable shall be entitled to invest up to 25% of the total required equity. If Renewable identifies a project, the Company shall be entitled to invest up to 51% and Covanta will be entitled to invest up to 24% of the total required equity. In all projects, Renewable shall manage the projects and shall be entitled to development fees in the amount of $100 thousands for each KDV500, up to a maximum total of $2,000, according the number of KDV 500 system included in the project.

In connection with the business and development agreement described above, AlphaKat-Global Energy GmbH executed a license agreement with Renewable granting certain exclusive rights to market and sell systems based on the technology in the territory of California, New York and Texas, as well as New Jersey and Florida, subject to the satisfaction of minimum sales requirements. The territory may be reduced and/or exclusive rights may become non-exclusive rights, depending on whether minimum sale requirements are satisfied. American is to receive a commission on all sales in the territory. Systems sold to Covanta shall be credited to American, regardless of whether such systems are for use inside or outside the territory.

b.

In January 31, 2008 the Board of Directors approved the following options grants: 1,150,000 to three directors (350,000 options each) pursuant to the Company director compensation plan, at an exercise price of US $2.2 per share, and 1,150,000 incentive options granted to executive officer pursuant to an employment agreement effective November 1, 2007.

c.	On March 20, 2008, the Company signed an amendment to the debentures agreement described in note 8. The Company agreed to amend certain sections of the agreement dated July 2007 as follows:

•

The private investor agreed to purchase $0.5 million of convertible debentures prior to a registration statement for the underlying shares is declared effective by the SEC and the additional $0.5 million once it become effective;

	•	The conversion price has been changed from $2.20 to $1.25 for all debentures outstanding;

	•	The exercise price has been changed from $2.50 and $2.35 to $1.25 for all warrants granted.

_____________________
____________________________________
_____________________

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A(T). Controls and Procedures

           (a)       Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we didn’t have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

           (b)       Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

           Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           Based on this evaluation, our management concluded that there is no reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

           Subsequent to December 31, 2007, management, including our principal executive officer and principal financial officer, has started an extensive process in order to strengthen our internal controls over financial reporting in order to reasonably ensure that reliability of financial reporting and the preparation of financial statements.

           This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

           This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

           (c)       There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

            None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 14, 2008.

Name	Age	Position
Directors and Executive Officers
Asi Shalgi	54	President, Chief Executive Officer, Secretary and Director
Alex Werber	52	Treasurer and Chief Financial Officer
Yair Aloni (1)	58	Director
Josef Neuhaus (2)	44	Director
Avner Raanan (3)	57	Director

Key Employees
Yossi Raz	60	Vice President for Project Development and Chief Technology Officer
Yanai Man	49	Chief Executive Officer of Global NRG Pacific and Global Energy Ethiopia

(1)	Chairman of the Compensation Committee
(2)	Chairman of the Audit Committee and member of the Compensation Committee
(3)	Member of the Audit Committee and the Compensation Committee

           Asi Shalgi. Mr. Shalgi has served as our President, Chief Executive Officer and director since April, 2007. He has more than 20 years of experience and involvement in the private and public sector. He has served as general manager and director for industrial and agriculture companies with significant export activities. He was the director general of the Israeli Ministry of Energy and Infrastructure. During his term with the Ministry he was involved in the peace treaty negotiations with Jordan on the energy annex. He was responsible for new legislation regarding electricity in Israel that allowed the involvement of Independent Power Producers and the implementation of the Public Utility Authority that regulates the energy sector and prices in Israel. He has been involved in the power and water sector mainly in developing and financing IPP projects. This has included developing, financing, building and operating the first private power plant in Israel, and the first private water desalination plant in Israel. He served in the IDF and retired as a Lieutenant Colonel. Mr. Shalgi received an Engineering degree for industrial and management from the Tel Aviv University.

           Alex Werber. Mr. Werber has served as our Treasurer and Chief Financial Officer since May, 2007. He is a certified public accountant with over 15 years of financial management experience in privately held and publicly traded companies. He has served as controller and chief financial officer for several public companies since 1983. During the past decade he specialized in the hi-tech sector, serving in managerial positions including controller, VP Finance and chief financial officer. He received a B.A. in Economics and Accounting from Tel Aviv University, where he completed post-graduate studies in Accounting.

           Yair Aloni. Mr. Aloni has served as our director since November, 2007. He worked with an international trading and consulting company that provides marketing and sales services along with business consulting services. He has also served on the board of directors of a publicly listed biopharmaceutical company. Mr. Aloni attended the business management school at Tel Aviv University.

           Josef (Jos) Neuhaus. Mr. Neuhaus has served as our director since December, 2007. He has been an independent consultant since 2004. Mr. Neuhaus currently serves on the board of Gammacan International, Inc. (OTCBB: GCAN). From August, 2006 to February, 2007, Mr. Neuhaus served as Chief Financial Officer, Treasurer and Secretary of Advanced Technology Acquisition Corp. (Amex: AXC). Prior that, between August, 2005 and February, 2006, Mr. Neuhaus served as the Chief Financial Officer of Axis Mobile Ltd. (LSE: AXIS.L). From March, 2003 to November, 2003, he served as CEO of RoadEye FLR G.P., and Managing Director of Gintec Active Safety Ltd., both private companies dealing with collision avoidance systems. Mr. Neuhaus received both his M.B.A. and B.A. in Accounting and Economics from Tel Aviv University. He is an Israeli CPA.

           Avner Raanan. Mr. Raanan has served as our director since December, 2007. He has vast technical and managerial experience in venture capital investments, business consulting, managing multi-million dollar projects, developing airborne electronic warfare systems and air to air missiles. Mr. Raanan founded Avnan Enterprises Ltd., an investment company that invests in early stage start up companies. Mr. Raanan is currently a Ph.D. candidate at Bar-Ilan University, Israel. He received an M.Sc. in Business Administration and a B.Sc. in Electronic and Computer Engineering from Ben-Gurion University in Israel.

           Yossi Raz. Mr. Raz has served as our Vice President for Project Development and Chief Technology Officer since November, 2007. Prior to that, Mr. Raz served as a consultant for project development for the company. He has 37 years of experience in the private and public sector in Israel and internationally. He has served as managing director and deputy managing director for organizations in the heavy chemical and petrochemical industries as well as in the high-tech, energy, mining and infrastructure sectors. He was involved as a project manager in many multi million dollar turnkey projects around the world, utilizing innovative technologies and inventions. During his 37 years of experience, Mr. Raz performed engineering, procurement, construction and commissioning, marketing, business development and projects in countries such as the U.S.A, Costa Rica, Chile, Brazil, South Africa, Ivory Coast, Yugoslavia and Montenegro, Italy, Great Britain, China, Thailand, Poland, the Czech Republic, Turkey and Russia. He has experience in developing and producing business plans, techno-economical evaluations and other bankable documents. Mr. Raz is fluent in English, Hebrew and some German. He served in the Israeli army as chief electrician to the Naval Fleet, and retired at the rank of Major. Mr. Raz graduated as a Mechanical and Electrical Engineer from the Technion - Institute of Technology and received an M.B.A. in International Marketing at the University of Pretoria, South Africa.

           Yanai Man. Mr. Man has served as Chief Executive Officer of Global NRG Pacific Ltd. since June 6 2007 and Global Energy Ethiopia since October 1 2007. Prior to that Mr. Man served from 2003-2005 as Chief Executive Officer of the Ocean Rock Corporation, a factory, located in the Dominican Republic, which produces fine jewelry (diamonds, platinum and gold), and is a subsidiary of Paul Winston Jewelry Ltd. which is located in New York. From 1997 through 2003 he founded and served as Chief Executive Officer of Phytech Technologies Ltd, during which time he established three subsidiary companies that deal with high-tec, mid-tec and turnkey projects. Prior to that he founded and served as Chief Executive Officer or Manager of Pollinating Service Yad-Mordechai, Environment Acoustic – USA and Apiary Yad Mordechai (Michvarot Yad Mordechai). He served in the IDF and retired at the rank of Major.

Consultants

           We conduct, and intend to continue to conduct, some of our business through agreements with consultants.

Section 16(a) Beneficial Ownership Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Commission regulations to furnish us with copies of all Section 16(a) reports they file.

           Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alex Werber	1	1	None

Committees of the Board

           Our company currently does not have a nominating committee nor does our company have a written nominating committee charter. Our board of directors does not believe that it is necessary to have such a committee because it believes that the functions of such a committee can be adequately performed by the board of directors.

           Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

           A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing under "Business–Corporate Overview".

Audit Committee

           The audit committee is comprised of Josef Neuhaus (chairman) and Avner Raanan. The audit committee assists the board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and the legal compliance of the Company and its subsidiaries. The audit committee operates under a charter adopted by the board of directors.

Compensation Committee

           The compensation committee is comprised of Yair Aloni (chairman), Josef Neuhaus and Avner Raanan. The compensation committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and executives. The primary objective of the committee is to develop and implement compensation policies and plans that are appropriate for the Company in light of all relevant circumstances, its level of operations and which provide incentives that further the Company’s long-term strategic plans and are consistent with the culture of the Company and the overall goal of enhancing enduring shareholder value. The compensation committee operates under a charter adopted by the board of directors.

Code of Ethics

           We have not yet adopted a corporate code of ethics. Given our current operations, management does not believe a code of ethics is necessary at this stage of our development.

Audit Committee Financial Expert

           Our board of directors determined that Mr. Josef Neuhaus qualifies as an "audit committee financial expert" as defined by Item 407(d) of Regulation S-K. Mr. Josef Neuhaus is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 11. Executive Compensation

           The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2007 and 2006.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)
Asi Shalgi President, CEO and Director	2007 2006	115,259 (1) -	Nil -	Nil -	17,552 (2) -	Nil -	Nil -	Nil -	132,811 -
Alex Werber CFO(3)	2007 2006	30,000 -	Nil -	Nil -	Nil -	Nil -	Nil -	Nil -	30,000 -
Christopher Kape Former President, CEO, CFO, Secretary and Director (4)	2007 2006	63,195 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $19,080 (5)	63,195 19,080

(1)	Including social benefits and reimbursement by our company of expenses paid by Asi Shalgi.
(2)	Expenses related to the authorizing for issuance 5,055,021 options to Asi Shalgi in accordance with US GAAP, which such options do not begin vesting until April 30, 2008.
(3)	Mr. Werber was appointed as our new Treasurer and Chief Financial Officer effective May 6, 2007.
(4)

Elected as director and appointed President, Chief Executive Officer, Secretary and Treasurer on April 5, 2005. As of November 5, 2007, Christopher Kape resigned as secretary and from our Board of Directors. As of May 6, 2007 Christopher Kape resigned as our Treasurer and Chief Financial Officer. As of April 30, 2007, Christopher Kape resigned as our President and Chief Executive Officer.

(5)	Charged by Jamco Capital Partners Inc., a private company owned by Christopher Kape, for office, secretarial and accounting services.

          Effective May 6, 2007, we appointed Alex Werber as our new Treasurer and Chief Financial Officer and entered into an employment agreement, pursuant to which it was agreed Mr. Weber should be employed on a part-time basis and paid a monthly salary, payable immediately upon receipt of his invoice, at a gross monthly rate of US $2,500, to be paid in NIS translated pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date. Under the employment agreement, Mr. Werber and the Company agreed to open and maintain a study fund. We agreed to contribute to the fund an amount equal to 7.5% of each monthly salary payment up to the maximum amount recognized for tax benefits pursuant to the Income Tax Ordinance, and Mr. Werber agreed to contribute to the fund an amount equal to 2.5% of each monthly salary payment up to the maximum amount recognized for tax purposes pursuant to the Income Tax Ordinance. In addition, we agreed to provide Mr. Werber (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at our expense.

          On December 1, 2007, Mr. Werber’s employment agreement was amended, pursuant to which his salary was increased to a gross monthly salary of US $5,000. All other terms of the employment agreement remain unchanged and in full force and effect.

          On April 30, 2007, we appointed Asi Shalgi as our new President and Chief Executive Officer and entered into an employment agreement. Under the terms of the agreement, Asi Shalgi is being paid a monthly base salary of $10,000. In addition, on April 30, 2007, we granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share to Asi Shalgi. Mr. Shalgi has also been appointed to our board of directors (for more details regarding his compensation as director see below, "Director Compensation Policy").

          On November 2, 2007, we elected Yehuda Eliraz and Yair Aloni to serve on our board of directors. On November 20, 2007, Yehuda Eliraz resigned from our board of directors. Our directors are entitled to compensation in accordance with our director compensation policy (See "Director Compensation Policy").

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Asi Shalgi (1)	Nil	5,055,021	Nil	$0.01	April 30, 2017	Nil	Nil	Nil	Nil

(1)

Asi Shalgi was granted 5,055,021 stock options on April 30, 2007 to vest at a rate of 25% per year beginning April 30, 2008. Effective January 31, 2008, the expiration date of the options was extended to April 30, 2017.

Director Compensation Policy

          On November 2, 2007, we adopted a director compensation policy for all the directors pursuant to which (a) we authorized the issuance to each of our directors 200,000 share options at an exercise price of $0.56 per share and (b) we agreed to pay a fee of US$750 per meeting for each quarterly board meeting attended and a fee of US$600 per month for all other meetings attended or consented to in writing by the entire board of directors. On November 18, 2007, the compensation policy was amended such that each director was authorized 350,000 at an exercise price of $2.20 per share, rather than 200,000 options at an exercise price of $0.56 per share. On January 31, 2008, the director compensation policy was further amended to provide for payment of $1,000 per month to each director as compensation, rather than a fee of $750 per meeting.

          On December 6, 2007, we appointed Josef Neuhaus and Avner Raanan to our board of directors. On January 31, 2008, we issued to each of Josef Neuhaus, Yair Aloni and Avner Raanan options to purchase 350,000 shares of our common stock at an exercise price of $2.20 per share. The stock options were issued in accordance with the terms of the 2007 share option plan to be exercisable until December 6, 2017.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Asi Shalgi	Nil	Nil	Nil (3)	Nil	Nil	Nil	Nil

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Josef Neuhaus	806 (2)	Nil	Nil (4)	Nil	Nil	Nil	Nil
Avner Raanan	806 (2)	Nil	Nil (5)	Nil	Nil	Nil	Nil
Yair Aloni	1,933 (2)	Nil	Nil (6)	Nil	Nil	Nil	Nil

(1)	For the fiscal year ended December 31, 2007.
(2)	Amounts accrued, but unpaid, in the fiscal year ended December 31, 2007.
(3)	5,055,021 options were granted on April 30, 2007 but do not begin vesting until April 30, 2008. All 5,055,021 options were outstanding at fiscal year-end.
(4)	350,000 options were granted on January 31, 2008 and do not begin vesting until December 6, 2008. These options were not outstanding at fiscal year-end.
(5)	350,000 options were granted on January 31, 2008 and do not begin vesting until December 6, 2008. These 350,000 options were not outstanding at fiscal year-end.
(6)	350,000 options were granted on January 31, 2008 and do not begin vesting until December 6, 2008. These 350,000 options were not outstanding at fiscal year-end.

Equity Compensation Plan Information

          Our board of directors adopted an equity compensation plan, the 2007 Share Option Plan, on May 15, 2007, under which a total of 8,500,000 shares of our common stock have been authorized for issuance. The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	5,455,021(1)	$0.01	3,044,979(2)

(1)

As of December 31, 2007, the following options have been issued and outstanding pursuant to an equity compensation plan: 5,055,021 options granted to Asi Shalgi pursuant to an option agreement dated April 30, 2007 and 400,000 options with an exercise price of $0.01 granted to Dr. Irit Arbel. In addition, options to purchase 2,200,000 shares of our common stock were authorized throughout 2007 and were granted on January 31, 2008. These options were not outstanding at fiscal year-end..

(2)	Options remaining available for future issuance under the 2007 share option plan, excluding securities reflected in column (a).

          The share option plan is administered by either our board of directors or a committee, consisting of such number of members (but no less than two (2)) as may be determined by our board of directors, to which the board of directors shall have delegated power to act on its behalf with respect to the share option plan. The administrator of the share option plan has full power and authority to select the individuals to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, to provide substitute awards and to determine the specific terms and conditions of each award, subject to the provisions of the share option plan, our Articles of Association and any applicable law.

          The share option plan permits us to make grants of stock options to officers, employees, directors, consultants and other key persons. Stock options granted under the share option plan shall have an exercise price as determined by the administrator of the share option plan.

          In the event of a merger or sale of all or substantially all assets or shares of capital stock, the administrator at its sole discretion shall decide the treatment of the options in the sale event.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table provides certain information with respect to the beneficial ownership of our common stock as of March 14, 2008 for:

•	each beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

          In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 14, 2008. Applicable percentages are based on 63,187,764 shares of common stock outstanding on March 14, 2008.

5% Beneficial Owners, Directors and Executive Officers:(1)	Shares Beneficially Owned
	Number	Percent(2)
Asi Shalgi (3)	--
--
Alex Werber	--	--
Yair Aloni (4)	--
--
Josef Neuhaus (5)	--
--
Avner Raanan (6)	--
--
Carrigain Investment Ltd. (7)	42,000,000	66.5%
All executive officers and directors as a group (5 persons)	--	--

(1)	Except as otherwise indicated, addresses are c/o Global Energy Inc., 415 Madison Avenue, 15th Floor, New York, NY 10017.
(2)

Based on 63,187,764 shares of our common stock issued and outstanding as of March 14, 2008. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	None of the 5,055,021 options held by Asi Shalgi are currently exercisable or exercisable within 60 days of March 14, 2008.
(4)	None of the 350,000 options held by Yair Aloni are currently exercisable or exercisable within 60 days of March 14, 2008.
(5)	None of the 350,000 options held by Josef Neuhaus are currently exercisable or exercisable within 60 days of March 14, 2008.
(6)	None of the 350,000 options held by Avner Raanan are currently exercisable or exercisable within 60 days of March 14, 2008.
(7)

Carrigain Investment Ltd. ("Carrigain") is controlled jointly by Ariel Malik and Zeev Bronfeld each holding 50% of Carrigain's common shares. Effectively, therefore, each of Mr. Malik and Mr. Bronfeld beneficially owns 33.25% of our shares. The address of Carrigain is Jasmine Court, Regent Street, Belize City, Belize.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

          On February 7, 2007, we issued 12,000,000 shares to our controlling shareholder, Carrigain Investment Ltd., or Carrigain. At the time of issuance, this comprised approximately 52.14% of our outstanding shares. We are informed that Carrigain is controlled by Ariel Malik and Zeev Bronfeld. On April 11, 2007, Carrigain entered into a subscription agreement with the company pursuant to which Carrigain acquired 30,000,000 additional shares of our common stock for an aggregate acquisition consideration of $300,000. Carrigain currently holds 66.5% of our common stock based on 63,187,764 shares of our common stock outstanding as of February 13, 2008.

          During the year ended December 31, 2007, we paid approximately $40,000 for accounting and administrative services performed by a company controlled by our former president. During the comparable period in 2006, no such fees were paid. As of December 31, 2007, no amounts were due and payable in respect of such accounting and administrative services.

          During year ended December 31, 2006, we borrowed $18,000 from four significant shareholders of the company. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2007, the loan is still outstanding.

          For more information regarding director and executive compensation, see “Management – Executive Compensation”.

Indebtedness of Directors and Executive Officers

          None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Director Independence

          We currently act with four directors, consisting of Asi Shalgi, Josef Neuhaus, Avner Raanan and Yair Aloni. We have determined that Josef Neuhaus, Avner Raanan and Yair Aloni are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

          In December 2007 we established an audit committee. Our board of directors approved the engagement of our accountants and all other services provided to us throughout fiscal year 2007, prior to the services being performed.

Accountant Fees

          The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2007 and December 31, 2006.

	Fiscal Year Ended
	December 31,
	2007			2006
	(in thousands)

Audit Fees	$129	*		$14
Audit-Related Fees	$--			$--
Tax Fees	$--			$1
All Other Fees	$8		$	- -
Total	$137	*		$15

* Audit fees and total fees billed for fiscal year 2007 were 48 and 56, respectively.

Audit Fees

          Audit fees for both years consist of fees for professional services associated with the annual audit of our consolidated financial statements, review of the interim consolidated financial statements and services that are normally provided by our accountants in connection with statutory audits required in regulatory filings.

Tax Fees

          Tax Fees consist of fees for professional services rendered for assistance with federal and state tax compliance.

All Other Fees

          Other fees for fiscal year ended December 31, 2007 includes booking services carried by Benny Gaon CPA.

PART IV

Item 15. Exhibits and Financial Statements

          (a) (1) Financial Statements: Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Item 8. of this Annual Report on Form 10-K.

          (2) Financial Statement Schedule: None

          (3) Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Commission at http://www.sec.gov.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENERGY INC.
(Registrant)

By:
/s/ Asi Shalgi	/s/ Alex Werber
Asi Shalgi	Alex Werber
President, Chief Executive Officer	Treasurer and
and Director	Chief Financial Officer
Date: March 31, 2008	Date: March 31, 2008

          KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Asi Shalgi and Alex Werber such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer & Director	March 31, 2008
/s/ Asi Shalgi	(principal executive officer)
Asi Shalgi

	Treasurer & Chief Financial Officer (principal	March 31, 2008
/s/ Alex Werber	financial officer and principal accounting officer)
Alex Werber

/s/ Yair Aloni	Director	March 31, 2008
Yair Aloni

/s/ Josef Neuhaus	Director	March 31, 2008
Josef Neuhaus

/s/ Avner Raanan	Director	March 31, 2008
Avner Raanan

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant's quarterly report on Form 10-QSB/A for the quarter ended March 31, 2003, filed with the Commission on April 14, 2004) as amended by Certificate of Amendment (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant's Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).
4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).
10.1

Lease Agreements between Global Energy Ethiopia PLC and the Southern Nations Nationalities People's Regional State, Ethiopia (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's current report on Form 8-K filed with the Commission on October 12, 2007).

10.2

Shareholders Agreement and Term Sheet with Yanai Man Projects Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on July 25, 2007).

10.3	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K field with the Commission on July 13, 2007).
10.4	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K field with the Commission on July 13, 2007).
10.5

Securities Purchase Agreement between the Registrant and the Buyer listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on July 12, 2007).

10.6	Warrants GEYI-1-1 and GEYI-1-2 (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant's current report on Form 8-K filed with the Commission on July 12, 2007).
10.7

Registration Rights Agreement between the Registrant and the Buyer listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K filed with the Commission on July 12, 2007).

10.8

Security Agreement between the Registrant and the Buyer (as defined therein) (incorporated by reference to Exhibit 10.5 to the Registrant's current report on Form 8-K filed with the Commission on July 12, 2007).

10.9	Term sheet with Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on June 1, 2007).
10.10	DeMonte Associates Investor Relations Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's current report Form 8-K filed with the Commission on May 30, 2007).
10.11	Share Option Plan (incorporated by reference to Exhibit 99 to the Registrant's current report on Form 8-K filed with the Commission on May 21, 2007).
10.12	Employment Agreement with Alex Werber (incorporated by reference to Exhibit 99.1 to the Registrant's current report filed on Form 8-K on May 15, 2007).
10.13	Employment Agreement with Dr. Irit Arbel (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Commission on May 11, 2007).
10.14	Consulting Service Agreement with Yossi Raz (incorporated by reference to Exhibit 10.1 to the Registrant's current report filed on Form 8-K on May 11, 2007).
10.15	Employment Agreement with Asi Shalgi (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on May 2, 2007).
10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Commission on February 9, 2007).
10.17	Form of Subscription Agreement (incorporated by reference to the Registrant's current report Form 8-K field with the Commission on October 30, 2006).
10.18	Form of Promissory Note (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the Commission on September 11, 2006).
10.19	Amended and Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).
10.20	Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to Exhibit 10.2 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.21

Consulting Agreement dated October 20, 2007 between Registrant and Trianon Partners (incorporated by reference to Exhibit 10.6 to the Registrant's quarterly report on Form 10-QSB filed with the Commission on November 19, 2007).

10.22

Employment Agreement dated November 21, 2007 between Global Energy Inc. and Yossi Raz (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on November 29, 2007).

10.23	Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed with the Commission on December 7, 2007).
10.24 *	Business and Royalty Agreement with Covanta Energy Corporation.
10.25 *	License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation.
10.26 *	Business and Development Agreement with Renewable Diesel, LLC.
10.27 *	License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC.
10.28	Secured Convertible Debenture No. GEYI-1-4 (incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).
10.29

Amendment to the Securities Purchase Agreement, dated March 20, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.30

Amendment no. 1 to Amended and Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.31	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).
10.32	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).
24.1*	Power of Attorney (included on signature page).
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Asi Shalgi, Chief Executive Officer, President and Director.
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Alex Werber, Treasurer and Chief Financial Officer.
32.1*	Section 1350 Certifications, executed by Asi Shalgi, Chief Executive Officer, President and Director, and Alex Werber, Treasurer and Chief Financial Officer.

* Filed herewith