Form 10-Q
period 2008-03-31
GLOBAL ENERGY INC
filed 2008-05-15
CIK 1090967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-28025

GLOBAL ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

415 Madison Avenue, 15th Floor,	10017
New York, NY	(Zip Code)
(Address of Principal Executive Offices)

+1 (646) 673-8435
(Registrant’s Telephone Number, Including Area Code)

_______________________________________________________________
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
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 31, 2008, 63,187,764 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008
IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets as of March 31, 2008 and December 31, 2007	F-3

Statements of operations for the periods of three months ended March 31, 2008 and March 31, 2007 and the cumulated period from July 7, 2005 to March 31, 2008	F-4

Statements of changes in capital deficiency for the period of three months ended March 31, 2008	F-5

Statements of cash flows for the period of three months ended March 31, 2008 and March 31, 2007 and the cumulated period from July 7, 2005 to March 31, 2008	F-6

Notes to interim financial statements	F-7 - F-13

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
Assets

CURRENT ASSETS:
Cash and cash equivalents	$540	$1,470
Other accounts receivable	154	187
Total current assets	694	1,657
LONG TERM DEPOSITS	18	18
ADVANCE TO MINORITY INTEREST SHAREHOLDER	20	20
PROPERTY AND EQUIPMENT, net	1,094	523
Total assets	$1,826	$2,218

Liabilities net of capital deficiency

CURRENT LIABILITIES:
Accounts payables	$122	$183
Accounts payable - other	304	317
Demand loans payable – related parties	18	18
Debentures convertible into shares	3,194	2,618
Total current liabilities	3,638	3,136
MINORITY INTEREST	18	18
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 250,000,000 shares at March 31, 2008 and
December 31, 2007;
Issued and outstanding: 63,187,764 shares at March 31, 2007
and December 31, 2007	63	63
Additional paid-in capital	1,045	742
Warrants		246
Receivables in respect of shares issued		(150)
Accumulated deficit during development stage	(2,865)	(1,764)
Accumulated deficit before development stage	(73)	(73)
Total capital deficiency	(1,830)	(936)
Total liabilities net of capital deficiency	$1,826	$2,218

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

			From July 7,
	Three months ended		2005 through
	March 31		March 31,
	2008	2007	2008 (see note 1)
	(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses (*)	$992	$40	$2,680
FINANCIAL EXPENSES - net	109		185
NET LOSS FOR THE PERIOD	$1,101	$40	$2,865
BASIC AND DILUTED NET LOSS PER SHARE	$0.02	**
WEIGHTED AVERAGE NUMBER OF SHARES USED
IN COMPUTING BASIC AND DILUTED NET LOSS
PER SHARE	63,187,764	15,821,897

*	In the three months period ended March 31, 2008 - includes $57 thousands share-based compensation.
**	Representing an amount less than $0.01.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
(U.S. dollars in thousands, except share data)

							Deficit	Deficit
							accumulated	accumulated
			Additional			Receivables	during the	before the	Total
	Share capital		paid-in			in respect of	development	development	capital
	Number	Amount	capital	Warrants		share issued	stage	stage	deficiency

BALANCE AS OF JANUARY 1, 2008
(audited)	63,187,764	$63	$742	$246		$(150)	$(1,764)	$(73)	$(936)
CHANGES DURING THE
PERIOD OF THREE MONTHS
ENDED MARCH 31, 2008
(unaudited):
Issuance of shares						150			150
Net loss for the period							(1,101)		(1,101)
Share based compensation expenses			57						57
BALANCE AS OF MARCH 31, 2008
(unaudited)	63,187,764	$63	$799	$246	$	-;-	$(2,865)	$(73)	$(1,830)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2008	2007	2008 (see note 1)
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101)	$(40)	$(2,865)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Depreciation	5		7
Share based compensation expenses	57		167
Expenses in respect of the convertibles debentures	111		185
Decrease (increase) in other accounts receivable	33		(154)
Increase in balance with minority shareholder			(2)
Increase (decrease) in accounts payables	(61)	3	112
Increase (decrease) in other accounts payable and
accrued expenses	(13)		283
Net cash used in operating activities	(969)	(37)	(2,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)
Payment for purchasing of fixed assets	(576)		(1,101)
Net cash used in investing activities	(576)		(1,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	150	41	557
Share subscriptions received		(4)
Proceeds from debt issuance			46
Proceeds from issuance of convertible debentures and
warrants net of issuance expenses	465		3,255
Net cash provided by financing activities	615	37	3,858
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(930)	-;-	472
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,470	11	68
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$540	$11	$540

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Global Energy Inc. ("the Company") was incorporated under the laws of the State of Nevada on February 16, 1999.

In July 6, 2005, the Company completed the sale of all of its oil and gas assets for the sum of $50,000.

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 - “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until March 31, 2008.

During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. (“Fuel”), a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owns a 50.1% interest. In October, 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company act as the agricultural arm of the Company's activities in the Bio-Diesel field.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that convert hydrocarbon waste into diesel oil invented for that purpose by AlphaKat (the "KDV machines"). On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate a company named AlphaKat - Global Energy GmbH (“AGEI”). Each party holds 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales services of KDV machines in consideration of a 10% sales commission. The Company is responsible to finance AGEI if such financing is required; AlphaKat has the right to object to any sale of KDV machines.

NOTE 2 - INTRIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2008 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The December 31, 2007 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - INTRIM FINANCIAL STATEMENTS (continued):

the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 3 - GOING CONCERN

As of March 31, 2008, we had approximately $540 thousands in cash and cash equivalents, approximately $ 2,944 thousands in negative working capital, a stockholders’ deficit of approximately $ 1,830 thousands and an accumulated deficit of approximately $ 2,970 thousands. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately June 2008, or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern.

NOTE 4 - NEWLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

a.	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any impact on the Company’s results of operations and financial position since any assets or liabilities are recognized or disclosed at fair value.

b.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have any impact on the Company’s financial position since the Company did not elect the fair value option for any assets or liabilities under SFAS 159.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - NEWLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued):

c.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited.

The Company will be required to adopt SFAS 141(R) on January 1, 2009.

d.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.

SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is required to adopt SFAS 160 as of January 1, 2009. The Company is currently assessing the impact that SFAS 160 may have on its results of operations and financial position.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - NEWLY ISSUED AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued):

e.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

f.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - TRANSACTION WITH THIRD PARTY

On February 6, 2008, the Company entered into a business and royalty agreement with Covanta Energy Corporation ("Covanta"), under which the Company granted to Covanta certain rights, both exclusive and non-exclusive, for the use, practice, and improvement of the KDV technology for the purpose of converting waste materials containing hydrocarbons into diesel oil in countries including the US, the UK, China and the Republic of Ireland. The Company has certain rights to pursue specified small scale projects using the technology. Covanta granted to Global the right to invest 10% - 35% of the equity in projects initiated by Covanta using KDV technology developed by Covanta Covanta agreed to pay the Company a royalty equal to 10% of the gross revenues derived from the sale of diesel oil from each project for a period of 20 years from the date the applicable project achieves commercial operation. Under the agreement, Covanta shall also be responsible for financing 100% of the costs of erection of a demonstration plant, which it may disassemble and make available for pick up by us, at no cost to us, upon Covanta terminating its rights to the technology.

On the same day, the Company entered into a license agreement with Covanta under which Covanta was granted certain rights to use, practice and make improvements to the technology, and the Company granted it certain rights to sell systems based on the technology to governmental organizations subject to certain pre-conditions regarding the purchase of a minimum number of systems based on the technology. Covanta's rights under both the license agreement and the business and royalty agreement shall be non-exclusive until it has (i) issued a purchase order for a demonstration plant, and (ii) placed purchase orders for five additional systems. AGEI will receive a 10% commission from the sale of all systems, part of which shall be payable to American (as defined herein), subject to the business and development agreement described below.

On February 6, 2008, the Company entered into a business and development agreement with Renewable Diesel LLC ("Renewable"), an affiliate of Trianon Partners and of American Renewable Diesel LLC ("American"), under which both Renewable and the Company shall have the right to identify and develop certain projects to convert feedstock to diesel oil using the KDV technology in New York, California and Texas, as well as, under certain conditions, Florida and New Jersey. If the Company identifies a project, Renewable shall be entitled to invest up to 25% of the total required equity. If Renewable identifies a project, the Company shall be entitled to invest up to 51% and Covanta will be entitled to invest up to 24% of the total required equity. In all projects, Renewable shall manage the projects and shall be entitled to development fees in the amount of $100,000 for each KDV500 system, up to a maximum sum of $2,000,000, according to the number of KDV 500 systems included in the project.

In connection with the business and development agreement described above, AGEI executed a license agreement with Renewable granting certain exclusive rights to market and sell systems based on the technology in California, New York and Texas, as well as New Jersey and Florida, subject to the satisfaction of minimum sales requirements (the "Territory").

The aforementioned Territory may be reduced and/or exclusive rights may become non-exclusive rights, depending on whether minimum sale requirements are satisfied. American is to receive a commission on all sales in the territory. Systems sold to Covanta shall be credited to American, regardless of whether such systems are for use inside or outside the Territory.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - OPTIONS TO DIRECTORS AND EMPLOYEES

In January 31, 2008 the Board of Directors approved the following option grants under the 2007 Plan: 1,150,000 options to three directors (350,000 options each), and 1,150,000 options to executive officer at an exercise price of US $2.2 per share.

The fair value of the stock option grants were estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	3.93%
Dividend yields	0
Volatility	230%
Expected term (in years)	10

As of March 31, 2008 no options were exercised.

As of March 31, 2008, there were $1,185 thousands of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. In March 20, 2008 the Company signed an amendment to the debentures agreement which stated the following: (1) The private investor agreed to purchase the last installment of $1 million in two equal installments, the first installment was on the date of the amendment and the last installment of $0.5 million is due after a registration statement for the underlying shares is declared effective by the SEC (2) The conversion price was changed from $2.20 to $1.25 for all Debentures outstanding and (3) The exercise price of the warrants granted in conjunction of this private placement was changed from $2.50 and $2.35 to $1.25.

As of March 31, 2008 four installments in the aggregated sum of $3.5 million principal were issued for consideration of $3.3 million. The Debentures bear interest at 10% per annum, the payments of the principals and interest will commence on July 31, 2008 and continuing on each successive month thereafter until October 2010. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price, (2) the underlying shares registration statement is effective and (3) no event of default as defined in the agreement has occurred.

If any event of default occurred, the full unpaid Principal amount of this Debenture, together with interest shall become at the investor's election, immediately due and payable in cash. The conversion of the debentures and the exercise of the warrants are subject to further adjustments and condition as further set out in the Debenture Agreement. The conversion option included within each of the Company’s convertible debenture does not meet all the conditions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” related to equity classification and therefore should be bifurcated from the debt host contract. In addition the put option and call option are considered as embedded derivatives that require bifurcation, therefore these instruments are evaluated each reporting period and the difference in fair value is recorded as financial income or expense.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS

In March 31 2008 the Company measured the fair value of the embedded derivatives features at approximately $940 thousands. The amount attributed to the warrants was $246 thousands; and $1,761 thousands were allocated to the debentures.

Following are the details of the convertible debentures:

March 31,
2008
In thousands

Principal	$1,761
Accrued interest	493
Conversion option	940
Put option	*
Call option	*
$3,194

* Representing an amount less than $1,000

The notes are secured by a pledge on all of the Company's assets.

As of March 31, 2008, none of the warrants were exercised and none of the debentures were converted into share.

NOTE 8 - SUBSEQUENT EVENT

On May 13, 2008 the registration statement for the underlying shares was declared effective by the SEC and the private investor has purchased the last $0.5 million of Convertible Debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 31, 2008.

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

          All statements, other than statements of historical facts, included in this quarterly report or otherwise provided by us regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of their respective dates. We do not undertake any obligation to update any forward-looking statements or other information contained in this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, these plans, intentions or expectations may not be achieved.

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

          As used in this quarterly report, the terms "we", "us", "our" and "Global" mean Global Energy Inc., and our subsidiaries, unless otherwise indicated.

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

Recent Corporate Developments

Since our last fiscal quarter ended December 31, 2007, we experienced the following significant corporate developments:

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

          The agreement for consulting services was terminated by mutual consent on February 6, 2008. In consideration of the joint development agreement, we agreed to grant an exclusive license to Trianon, throughout the States of Texas, New York and New Jersey to be formed with AlphaKat GmBH, or AlphaKat, to market systems that use a proprietary bio-diesel technology for the conversion of waste to bio-diesel.

          On February 6, 2008, we entered into a business and royalty agreement with Covanta Energy Corporation, or Covanta, under which we granted to Covanta certain rights, both exclusive and non-exclusive, for the use, practice, and improvement of the KDV technology for the purpose of converting waste materials containing hydrocarbons into diesel oil in countries including the US, the UK, China and the Republic of Ireland. We did so in exchange for the retention by us of certain rights to pursue specified small scale projects using the technology, which Covanta will have the option to invest in, as well as our retention of the right to invest 10% - 35% of the equity in projects initiated by Covanta. Covanta agreed to pay us a royalty equal to 10% of the gross revenues derived from the sale of diesel oil from each project for a period of 20 years from the date the applicable project achieves commercial operation. Under the agreement, Covanta shall also be responsible for financing 100% of the costs of erection of a demonstration plant, which it may disassemble and make available for pick up by us, at no cost to us, upon Covanta terminating its rights to the technology.

          On the same day, we entered into a license agreement with Covanta under which we granted it a right to sell systems based on the technology to governmental organizations subject to certain pre-conditions regarding the purchase of a minimum number of systems based on the technology. Covanta's rights under both the license agreement and the business and royalty agreement shall be non-exclusive until it has (i) issued a purchase order for a demonstration plant, and (ii) placed purchase orders for five additional systems. AlphaKat Global Energy GmBH, our 50% affiliate, will receive a 10% commission from the sale of all systems, part of which shall be payable to American Renewable Diesel, LLC, subject to the business and development agreement described below.

          On February 6, 2008, we executed a business and development agreement with Renewable Diesel, LLC, or Renewable, an affiliate of Trianon Partners and of American Renewable Diesel, LLC, under which both Renewable and our company shall have the right to identify and develop certain projects to convert feedstock to diesel using the KDV technology in New York, California and Texas, as well as Florida and New Jersey under certain conditions. If we identify a project, Renewable shall be entitled to invest up to 25% of the total required equity. If Renewable identifies a project, we shall be entitled to invest up to 51% and Covanta will be entitled to invest up to 24% of the total required equity. In all projects, Renewable shall manage the projects and shall be entitled to development fees in the amount of $100,000, up to a total of $2,000,000, for each KDV 500 system included in the project.

          In connection with the business and development agreement described above, AlphaKat Global Energy GmBH executed a license agreement with American Renewable Diesel, LLC, an affiliate of Trianon Partners and of Renewable, which granted American certain exclusive rights to market and sell systems based on the technology in the territory of California, New York and Texas, as well as New Jersey and Florida, subject to the satisfaction of minimum sales requirements. The territory may be reduced and/or exclusive rights may become non-exclusive rights, depending on whether minimum sale requirements are satisfied. American is to receive a commission on all sales in the territory. Systems sold to Covanta shall be credited to American, regardless of whether such systems are for use inside or outside the territory.

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

          On March 20, 2008, we sold a 10% Secured Convertible Debenture (the “Debenture”) to YA Global Investments, L.P., or YA Global, for gross proceeds of $500,000. The Debenture matures on October 31, 2010 and is convertible by the Debenture holder into common shares at a fixed conversion price of $1.25 per share subject to further adjustment as further set out in the Debenture. The Debenture is secured against all our assets. Amortizing payments of the outstanding principal amount of the Debentures and accrued interest at an annual rate equal to 10% commence on the first business day on or after July 31, 2008, and continuing on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into Common Stock. Other terms are the same as in prior Debentures to YA Global. All Debentures now have a conversion price of $1.25 and all Warrants issued to YA Global now have an exercise price of $1.25.

          The Debenture was issued pursuant to the terms of our Securities Purchase Agreement with YA Global dated July 6, 2007. On March 20, 2008, we entered into an Amendment to the Securities Purchase Agreement (the “Amending Agreement”) with YA Global, whereby we agreed to amend certain sections of the Securities Purchase Agreement with YA Global dated July 6, 2007 as follows:

1.

the amount of convertible debentures we agreed to issue prior to a registration statement registering the common shares to be issued on conversion of the convertible debentures becoming effective, has been changed from $3,000,000 to $3,500,000;

2.	the conversion price has been changed from $2.20 to $1.25 for all debentures outstanding to YA Global; and
3.	the warrant Exercise Price has been changed to $1.25 for all Warrants outstanding to YA Global.

          Under the terms of our Securities Purchase Agreement, we agreed to issue up to $4,000,000 in secured convertible debentures of YA Global. As of March 31, 2008, we had sold four secured debentures totaling $3,500,000. Additional funds will be advanced to us by YA Global under the Securities Purchase Agreement upon the registration statement, registering the resale of the shares under the Debenture, being declared effective. In conjunction with the issuance of the Debenture, we paid a cash commission of $35,000 to Yorkville Advisors LLC.

          On May 13, 2008 the registration statement for the underlying shares was declared effective by the SEC and the private investor has purchased the last $0.5 million of Convertible Debentures.

Critical Accounting Policies

A. Going concern considerations

          As of March 31, 2008, we had approximately $540 thousands in cash and cash equivalents, approximately $ 2,944 thousands in negative working capital, a stockholders’ deficit of approximately $ 1,830 thousands and an accumulated deficit of approximately $ 2,970 thousands. We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. As such, we anticipate that our existing cash resources will enable us to continue operations through approximately June 2008, or earlier if unforeseen events arise that negatively affect our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern.

B. Derivative financial instruments (“derivatives”)

          We have adopted FAS 133, as amended, which establishes accounting and reporting standards for derivatives, including certain derivatives embedded in other contracts, and for hedging activities. Under FAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date that our company enters into a derivative contract, it designates the derivative, for accounting purposes, as: (1) hedging instrument, or (2) non-hedging instrument. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists. Changes in fair value of non-hedging instruments are carried to “financial expenses-net” on a current basis. To date, the Company did not have any contracts that qualify for hedge accounting under FAS 133.

Results of Operations – Quarterly Period Ended March 31, 2008

          We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the quarterly period ended March 31, 2008 and incurred a loss of $1,101,000 during this quarter.

Liquidity and Capital Resources

          As of March 31, 2008, our cash and cash equivalents were $540,000, compared to $1,470,000 as of December 31, 2007. During the quarter ended March 31, 2008, the Company raised a net amount of $465,000 by the issuance of four installments of convertible debentures. During the year ended December 31, 2007, the Company raised a net amount of $2,790,000 by the issuance of four installments of convertible debentures. At March 31, 2008, we had a negative working capital of $2,944,000; we are expecting to continue to consume cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

          We do not currently have off-balance sheet arrangements.

Going Concern Considerations

          As of March 31, 2008, we had negative working capital of $2,944,000 and a capital deficiency of $1,830,000. Our ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred recurring operating losses and an accumulated deficit and have a negative cash flow from operating activities.

          In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, we will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

          These conditions raise substantial doubt about our ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Plan of Operation

          For the 12 months ending March 31, 2009, we estimate expending a total of approximately $27.4 million for our proposed business activities. This amount includes the funds required to finance our marketing activities, purchase KDV machines, pay salaries of the employees, office and maintenance costs, pay cost of cultivation, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$400,000
Other Operations	$750,000
Industrial Expenses	$16,250,000
Agriculture Expenses	$10,000,000
Total	$27,400,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

Item 4T. Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of December 31, 2007, we didn’t have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

          During the first quarter ended March 31, 2008, management, including our principal executive officer and principal financial officer, has started an extensive process in order to strengthen our internal controls over financial reporting in order to reasonably ensure that reliability of financial reporting and the preparation of financial statements. No further change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

          There are no legal proceedings to which we are a party nor, to the best of the knowledge of our management, are any legal proceedings contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the period covered by this report, there were no sales of our company's unregistered securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None. [Confirm there is no other 8-K information that the Company needs to disclose.]

Item 6. Exhibits

          The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENERGY INC.
(Registrant)

By:
/s/ Asi Shalgi	/s/ Alex Werber
Asi Shalgi	Alex Werber
President, Chief Executive Officer	Treasurer and
and Director	Chief Financial Officer
Date: May 15, 2008	Date: May 15, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant's Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1	Secured Convertible Debenture No. GEYI-1-4 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2008).

10.2

Amendment to Securities Purchase Agreement, dated as of July 6, 2007, by and between Global Energy, Inc. and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2008).

10.3

Amendment No. 1 to Amended and Restated Secured Convertible Debenture (GEYI-1-1) and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2008).

10.4

Amendment No. 1 to Secured Convertible Debenture (GEYI 1-2) and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2008).

10.5	Amendment No. 1 to Secured Convertible Debenture (GEYI 1-3) (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2008).

10.6

Business and Royalty Agreement, dated as February 6, 2008, between Global Energy Inc. and Covanta Energy Corporation (portions are subject to a confidential treatment application and are omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on April 8, 2008).

10.7

License Agreement, dated as of February 6, 2008, between AlphaKat - Global Energy GmbH and Covanta Energy Corporation (portions are subject to a confidential treatment application and are omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the Commission on April 8, 2008).

10.8

Business and Development Agreement, dated as February 6, 2008, between Global Energy Inc. and Renewable Diesel, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed with the Commission on April 8, 2008).

10.9

License Agreement, dated as of February 6, 2008, between AlphaKat - Global Energy GmbH and American Renewable Diesel, LLC (portions are subject to a confidential treatment application and are omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on April 8, 2008).

(31)	Section 302 Certification

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.