Form 10-Q
period 2008-06-30
GLOBAL ENERGY INC
filed 2008-08-14
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

415 Madison Avenue, 15th Floor,	10017
New York, NY	(Zip Code)
(Address of Principal Executive Offices)

+1 (646) 673-8435
(Registrant's Telephone Number, Including Area Code)

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

Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

        At August 12, 2008, 63,387,764 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company")
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30, 2008	December 31, 2007
	Unaudited	Audited

A s s e t s

CURRENT ASSETS:

Cash and cash equivalents	$77	$1,470
Other accounts receivable	101	187

T o t a l current assets	178	1,657

LONG TERM DEPOSITS	22	18
ADVANCE TO MINORITY INTEREST SHAREHOLDER	20	20
PROPERTY AND EQUIPMENT, net	1,098	523

T o t a l assets	$1,318	$2,218

Liabilities net of capital deficiency

CURRENT LIABILITIES:
Accounts payables	$203	$183
Accounts payable - other	441	317
Demand loans payable - related parties	18	18
Debentures convertible into shares	4,053	2,618

T o t a l current liabilities	4,715	3,136

LIABILITY FOR EMPLOYEE RIGHTS UPON
RETIREMENT, NET	10

MINORITY INTEREST	18	18

CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 250,000,000 shares at June 30, 2008 and December 31, 2007;
Issued and outstanding: 63,187,764 shares at June 30, 2008 and
December 31, 2007	63	63
Additional paid-in capital	963	742
Warrants	246	246
Receivables in respect of shares issued		(150)
Accumulated deficit during development stage	(4,624)	(1,764)
Accumulated deficit before development stage	(73)	(73)

T o t a l capital deficiency	(3,425)	(936)

T o t a l liabilities net of capital deficiency	$1,318	$2,218

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Six months ended June 30		Three months ended June 30		Cumulative from July 7, 2005 through June 30, 2008 (see note 1)
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses (*)	$2,353	$406	$1,361	$366	$4,041
FINANCIAL EXPENSES - net	507		398		583

NET LOSS FOR THE PERIOD	$2,860	$406	$1,759	$366	$4,624

BASIC AND DILUTED NET LOSS PER
SHARE	$0.05	$0.01	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS
PER SHARE	63,187,764	32,976,836	63,187,764	49,650,536

*	In the six month period ended June 30, 2008 – includes $221 thousands share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
(U.S. dollars in thousands, except share data)

	Share capital		Additional paid-in capital	Warrants	Receivables in respect of shares issued	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total capital deficiency
	Number	Amount

BALANCE AS OF JULY 7, 2005 (unaudited)	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE
PERIOD FROM JULY 7, 2005 THROUGH
DECEMBER 31, 2007 (audited):
Issuance of shares	58,537,764	58	527		$(150)			435
Issuance of warrants				$246				246
Net loss for the period						$(1,764)		(1,764)
Share based compensation expenses			110					110

BALANCE AT DECEMBER 31, 2007 (audited)	63,187,764	63	742	246	(150)	(1,764)	(73)	(936)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2008 (unaudited):
Issuance of shares					$150			150
Net loss for the period						(2,860)		(2,860)
Share based compensation expenses			221					221

BALANCE AS OF JUNE 30, 2008 (unaudited)	63,187,764	$63	$963	$246	-;-	$(4,624)	$(73)	$(3,425)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30		Three months ended June 30		Cumulative from July 7, 2005 through June 30, 2008 (see note 1)
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(2,860)	$(406)	$(1,759)	$(366)	$(4,624)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	14		9		16
Exchange differences on long term
Deposits	(4)		(4)		(4)
Share based compensation expenses	221	74	164	74	331
Expenses in respect of the convertibles
Debentures	505		394		579
Liability for employee rights upon
retirement	10		10		10
Decrease (increase) in other accounts
receivable	86	(4)	53	(4)	(101)
Increase in balance with minority
Shareholder					(2)
Increase in accounts payables	20	21	81	18	193
Increase in other accounts
payable and accrued expenses	124	80	137	80	420

Net cash used in operating activities	(1,884)	(235)	(915)	(198)	(3,182)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Lease deposits					(18)
Payment for purchasing of fixed assets	(589)		(13)		(1,114)

Net cash used in investing activities	(589)		(13)		(1,132)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of shares	150	315		278	557
Proceeds from debt issuance					46
Proceeds from issuance of convertible
debentures and warrants net of issuance
expenses	930		465		3,720

Net cash provided by financing activities	1,080	315	465	278	4,323
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,393)	80	(463)	80	9
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,470	11	540	11	68

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$77	$91	$77	$91	$77

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

Global Energy Inc. (“the Company”) was incorporated under the laws of the State of Nevada on February 16, 1999.

In July 6, 2005, the Company completed the sale of all of its oil and gas assets for the sum of $50,000.

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 – “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2008.

During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. (“Fuel”), a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owns a 50.1% interest. In October, 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company act as the agricultural arm of the Company’s activities in the Bio-Diesel field.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat’s technology of producing mineral diesel oil from municipal waste using machines that convert hydrocarbon waste into diesel oil invented for that purpose by AlphaKat (the “KDV machines”). On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate a company named AlphaKat – Global Energy GmbH (“AGEI”). Each party holds 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales services of KDV machines in consideration of a 10% sales commission. The Company is responsible to finance AGEI if such financing is required; AlphaKat has the right to object to any sale of KDV machines.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2008 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – INTRIM FINANCIAL STATEMENTS (continued):

The December 31, 2007 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2008, the Company had approximately $77 thousands in cash and cash equivalents, approximately $4,537 thousands in negative working capital, a stockholders’ deficit of approximately $3,425 thousands and an accumulated deficit of approximately $4,697 thousands. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet secured. The company and its subsidiaries anticipate that the existing cash resources, in addition to the new loans received after the end of the period (refer to note 9(a,b)) will not be sufficient to continue its operations through the next 12 months. Management is in the process of fund raising in the equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 4 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.	In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

b.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited.

The Company will be required to adopt SFAS 141(R) on January 1, 2009.

c.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

d.	In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

e.	In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

f.	In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – TRANSACTION WITH THIRD PARTIES

On February 6, 2008 each of Alphakat and its President, Dr. Koch and AGEI entered into agreements with Covanta Energy Corporation, a wholly owned subsidiary of Covanta Holding Corporation (“Covanta”), an internationally recognized owner and operator of waste-to-energy and power generation projects. Covanta’s facilities convert municipal solid waste into renewable energy for numerous communities, predominately in the United States. Under the terms of these agreements, Covanta has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the KDV process in China, UK and the Republic of Ireland. To preserve these rights, Covanta must purchase one KDV 500 unit and use commercially reasonable efforts to achieve commercial operation of that unit by October 1, 2008, subject to AGEI’s delivery of the KDV 500 unit. Covanta must try to complete its testing of the first unit within the following six months. If Covanta’s tests on its first unit are positive and it wishes to proceed further with its deployment of the KDV process then it must begin by ordering five additional KDV 500 units within twelve months of the commissioning date of the first KDV 500 unit. Over a ten-year period, which begins on the commissioning date of its first unit, Covanta must order a total of 600 KDV 500 units or the equivalent in terms of production capacity.

Covanta also granted the Company the right to fund and own up to 35% of each of Covanta’s KDV-based projects. In addition, Covanta has agreed to pay to the Company an amount equal to 10% of the gross revenue of each of Covanta’s KDV-based projects, regardless of whether the Company invests in these projects or not.

American Renewable Diesel is a special purpose company owned and managed by Trianon Partners. Trianon Partners has extensive international project development experience and has worked with Covanta in connection with various power projects. On February 6, 2008 AGEI and American Renewable Diesel executed an agreement granting to American Renewable Diesel the right to sell and use the KDV technology in five states in the U.S.: Texas, California, New York, New Jersey and Florida. Similar to the business arrangement with Covanta, the Company have the right to fund and own up to 51% of each of American Renewable Diesel’s KDV-based projects.

On June 2, 2008, the Company entered into a letter of understanding with S.C. Supercom S.A., a Romanian company engaged in the business of collecting municipal solid waste. In the letter of understanding, the parties have agreed to work together to structure a joint company in Romania.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – STOCK OPTIONS

a.	Options to Directors and Employees

In January 31, 2008 the Board of Directors approved the following option grants under the 2007 Plan: 1,050,000 options to three directors (350,000 options each), and 1,150,000 options to executive officer at an exercise price of US $2.2 per share.

The fair value of the stock options grants were estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	3.93%
Dividend yields	0
Volatility	230%
Expected term (in years)	10

b.	Options to consultant

In May 21, 2008 the Company granted options to a consultant to purchase 226,415 of the Company’s common shares of $ 0.001 par value, the options are exercisable immediately at an exercise price of $1.25 per share.

The fair value of the stock options grants were estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	2.66%
Dividend yields	0
Volatility	208%
Expected term (in years)	4

As of June 30, 2008 no options were exercised.

As of June 30, 2008, there were $ 1,055 thousands of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

NOTE 7 – CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. In March 20, 2008 the Company signed an amendment to the debentures agreement which stated the following: (1) The private investor agreed to purchase the last installment of $1 million in two equal installments, the first installment was on the date of the amendment and the last installment of $0.5 million is due after a registration statement for the underlying shares is declared effective by the SEC. On May 13, 2008 the registration statement was declared effective, and the investor purchased the last installment (2) The conversion price was changed from $2.20 to $1.25 for all Debentures outstanding and (3) The exercise price of the warrants granted in conjunction of this private placement was changed from $2.50 and $2.35 to $1.25.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

As of June 30, 2008 the aggregated sum of $4 million principal was issued for consideration of $3.7 million. The Debentures bear interest at 10% per annum. On July 15, 2008 the Company signed a new amendment to the debentures agreement – (refer to note 9c). The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price, (2) the underlying shares registration statement is effective and (3) no event of default as defined in the agreement has occurred.

If any event of default occurred, the full unpaid Principal amount of this Debenture, together with interest shall become at the investor’s election, immediately due and payable in cash. The conversion of the debentures and the exercise of the warrants are subject to further adjustments and condition as further set out in the Debenture Agreement. The conversion option included within each of the Company’s convertible debenture does not meet all the conditions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” related to equity classification and therefore should be bifurcated from the debt host contract. In addition the put option and call option are considered as embedded derivatives that require bifurcation, therefore these instruments are evaluated each reporting period and the difference in fair value is recorded as financial income or expense.

In June 30, 2008, the Company measured the fair value of the embedded derivatives features at approximately $ thousands. The amount attributed to the warrants was $ thousands; and $thousands were allocated to the debentures.

Following are the details of the convertible debentures:

June 30, 2008
In thousands

Principal	2,116
Accrued interest	987
Conversion option	950
Put option	*
Call option	*

4,053

* Representing an amount less than $1,000

The notes are secured by a pledge on all of the Company’s assets.

As of June 30, 2008, none of the warrants were exercised and none of the debentures were converted into shares.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – FAIR VALUE OF FINANCIAL ASSETS

Adoption of Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

		Fair value measurements at reporting date using
Description	Fair value at June 30, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded derivative -
conversion option	$950			$950

The Company held no Level 1 and Level 2 Financial assets during the three and six months ended June 30, 2008.

The Embedded Derivative – conversion option included in Level 3 above was valued using information provided by the Company’s appraiser.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – FAIR VALUE OF FINANCIAL ASSETS (continued):

Changes in the Embedded Derivative – conversion option included in Level 3 above during the three and six months ended June 30, 2008 were as follows:

Level 3

Balance, January 1, 2008	$1,032
Issuance	240
Total gains	(322)

Balance, June 30, 2008	$950

Balance, April 1, 2008	$940
Issuance	110
Total gains	(100)

Balance, June 30, 2008	$950

NOTE 9 – SUBSEQUENT EVENTS

a.	After the end of the period the Company borrowed an aggregate amount of approximately $495 thousands from shareholders and other related parties.

b.	On July 9, 2008, Pacific borrowed an amount of $100 thousand from a third party.

The loan bears no interest and the lender shall be entitled to receive 1% of Pacific’s shares capital on a fully diluted basis.

c.	On July 15, 2008, the Company entered in to an amended agreement (“The agreement”) with YA Global Investments L.P. (“YA Global”), the agreement amends the Securities Purchase Agreement dated July 6, 2007 between the Company and YA Global (refer to note 7). The agreement allows the Company to immediately defer certain principal and interest payments due under the Debentures. Specifically, interest payments accrued and due during the first three quarters of the 2008 calendar year (approximately $267 thousands as of July 31, 2008) have been deferred until approximately September 30, 2008. In addition, principal installments that will be due July 31, 2008 and August 31, 2008 have been deferred until September 30, 2008, subject to further deferment if certain conditions are met. In consideration the Company to issue YA Global 200,000 restricted shares of its common stock.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS (continued):

The parties agreed that the following will become effective if certain events occur:

1.	Following the first interest payment as described above, subsequent monthly interest payments shall commence November 1, 2008 and shall continue on each successive calendar month thereafter.

2.	Principal installments of $100 thousands shall commence on February 2, 2009 and shall continue on a monthly basis through December 2009. Principal installments of $725 thousands shall thereafter be paid on a quarterly basis commencing February 2010 through the 2010 calendar year. The foregoing installments shall be reduced by the principal amount of any conversions made by YA Global prior to the applicable installment date.

3.	The conversion price of the Debentures will be reset to $0.35.

4.	The exercise price of the YA Global Warrants shall be adjusted down, to an average market price as determined on a future date. At the present time the YA Global Warrants are exercisable at a price of $1.25 per share.

5.	YA Global has relinquished any further rights to anti-dilution adjustments on the Debentures and YA Global Warrants with respect to subsequent issuances of securities by the Company at prices less than the as adjusted conversion and exercise prices

6.	The interest rate on the Debentures will be increased from 10% to 12%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2008.

        Important factors that may cause actual results to differ from projections include:

—	our lack of operating history;
—	our dependence on additional financing;
—	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel, diesel and castor oil;
—	our inability to commercialize and develop the technology we have licensed;
—	governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;
—	market acceptance of our bio-fuel or diesel;
—	unexpected costs and operating deficits, and lower than expected revenues;
—	adverse results of any legal proceedings; and
—	other specific risks referenced in this quarterly report.

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

        In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

        As used in this quarterly report, the terms “we”, “us”, “our”, “the company” and “Global” mean Global Energy Inc., and our subsidiaries, unless otherwise indicated.

Overview

        Global Energy Inc. is a Nevada corporation that was incorporated on February 16, 1999 as Global Smartcards Inc. We originally planned to market plastic cards with embedded microprocessors. However, we were unable to complete negotiations to market these cards and did not proceed with this business plan.

        In early 2003, we decided to engage in the business of acquiring, exploring and developing crude oil and natural gas properties in the United States. On April 28, 2003, we changed our name to Global Energy Inc. and on June 5, 2003, we purchased certain petroleum and natural gas producing properties and commenced oil and gas operations.

        During April, 2005, our management decided to seek alternative business opportunities. Effective July 1, 2005, we entered into and subsequently effected an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which we sold substantially all of our assets, consisting of oil and gas lease interests, for the sum of $50,000. After the completion of that sale, we continued to look for alternative business opportunities.

        On April 30, 2007, in connection with a private placement of our securities with one foreign investor, Asi Shalgi joined our company as our President and Chief Executive Officer and we began to build its current business, focusing on the production of alternative fuels.

        Our offices are located at 415 Madison Avenue, 15th Floor, New York, NY 10017. We maintain a website located at www.global-energy.biz. The contents of our website are not part of this report.

        Global Energy Inc. is development stage company that intends to acquire, build and operate facilities in various locations around the world that will use a proprietary technology and process to produce a high quality diesel fuel utilizing a range of feedstocks such as municipal solid waste or any hydrocarbon-based material such as biomass, plastic, paper, wood, leather, textiles or waste oils.

        During the past five years, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. We believe that the United States has focused primarily on ethanol while the European Community has focused primarily on biodiesel. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed.

        Against this background, the emerging alternative fuels industry has placed a high priority on developing and deploying new technologies capable of utilizing abundant waste streams instead of corn and other feedstocks for the production of alternative fuels. While we have noted that much attention has been focused on high profile waste streams such as Municipal Solid Waste (“MSW”) and biomass waste derived from agriculture and forestry, we believe there are many other high volume industrial waste streams available for use as alternative fuels. We have also determined that unlike traditional biofuels based on corn and other food based feedstocks, which must be purchased in order to be converted into ethanol or biofuel, the utilization of waste streams as feedstocks to produce alternative fuels also offers the potential of earning additional revenues from garbage tipping fees and through the recycling of waste.

        With the above factors in mind, we have developed our business plan to take advantage of these potential dual revenue streams through the utilization of a patented technology known as the KDV process. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel available at the pump today.

Critical Accounting Policies

A. Going concern considerations

        As of June 30, 2008, we had negative working capital of $4,537,000 and an accumulated deficit of approximately $4,697,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Results of Operations – Quarterly Period Ended June 30, 2008

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the quarterly period ended June 30, 2008 and incurred a loss of $1,759,000 during this quarter.

Liquidity and Capital Resources

        As of June 30, 2008, our cash and cash equivalents were $77,000 compared to $1,470,000 as of December 31, 2007 and we had a negative working capital of $4,537,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Going Concern Considerations

        As of June 30, 2008, we had negative working capital of $4,537,000 and a capital deficiency of $3,425,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred recurring operating losses and an accumulated deficit and have a negative cash flow from operating activities.

        In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, we will likely reduce general and administrative expenses and cease or delay development projects until we are able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

        These conditions raise substantial doubt about our ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Plan of Operation

        For the 12 months ending June 30, 2009, we estimate expending a total of approximately $14 million for our proposed business activities. This amount includes the funds required to finance our marketing activities, purchase KDV machines, pay salaries of the employees, office and maintenance costs, pay cost of cultivation, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$400,000
Other Operations	$2,600,000
Industrial Expenses	$11,000,000
Total	$14,000,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4T. Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2007 (and in light of management’s conclusion that there was no change in our internal control over financial reporting that occurred during the first half of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of June 30, 2008 we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 1A. Risk Factors

        Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the period covered by this report, there were no sales of our company’s unregistered securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: August 14, 2008	/s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant's Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1	Secured Convertible Debenture No. GEYI-1-5 (incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed with the Commission on May 15, 2008).

10.2	Consulting and Services Agreement dated May 22, 2008 between Rezultz Media Group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.3	Consulting Services, Compensation Agreement and Non-Circumvent Agreement dated May 22, 2008 by and between Amir Elbaz and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 30, 2008).

10.4	Term Sheet dated June 2, 2008 between the Registrant and S.C. Supercom S.A. and S.C. Target Group S.R.L. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2008).

(31)	Section 302 Certification

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.