Form 10-Q
period 2008-09-30
GLOBAL ENERGY INC
filed 2008-11-19
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

        At November 13, 2008, 79,387,764 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The “Company”)
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	September 30 2008	December 31 2007
	Unaudited	Audited

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,119	$1,470
Advance to supplier (refer to note 5a)	1,773
Other accounts receivable	119	187

T o t a l current assets	3,011	1,657

LONG TERM DEPOSITS	21	18
ADVANCE TO MINORITY INTEREST SHAREHOLDER	20	20
PROPERTY AND EQUIPMENT, net	1,290	523

T o t a l assets	$4,342	$2,218

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$401	$183
Accounts payable - other	746	335
Advance from third party (refer to note 5a)	1,773
Advance from third party (refer to note 10)	100
Short term loan from related parties	224
Short term loan from share holder	176
Short term loans	186
Debentures convertible into shares	2,633	2,618

T o t a l current liabilities	6,239	3,136

LIABILITY FOR EMPLOYEE RIGHTS UPON
RETIREMENT, NET	13

MINORITY INTEREST	18	18

CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each:
Authorized: 250,000,000 shares at September 30, 2008 and December 31, 2007
Issued and outstanding: 79,387,764 shares and 63,187,764 shares at September 30, 2008
and December 31, 2007, respectively	79	63
Additional paid-in capital	1,482	742
Warrants	1,116	246
Receivables in respect of shares issued		(150)
Accumulated deficit during development stage	(4,532)	(1,764)
Accumulated deficit before development stage	(73)	(73)

T o t a l capital deficiency	(1,928)	(936)

T o t a l liabilities net of capital deficiency	$4,342	$2,218

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Nine months ended September 30		Three months ended September 30		Cumulative from July 7, 2005 through September 30, 2008 (see note 1)
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses*	$3,208	$800	$855	$529	$4,896
FINANCIAL EXPENSES (INCOME), net	427	148	(80)	13	503
INCOME RELATED TO THE
EXTINGUISHMENT OF THE
CONVERTIBLE DEBENTURES	(867)		(867)		(867)

NET LOSS (PROFIT) FOR THE PERIOD	$2,768	$948	$(92)	$542	$4,532

BASIC AND DILUTED NET LOSS PER
SHARE	$0.04	$0.02	$0	$0.01

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS
PER SHARE	63,280,465	43,157,808	63,463,851	63,187,764

*	In the Nine month period ended September 30, 2008 includes $239 thousands share-based compensation and in the Three month period ended September 30, 2008 includes $18 thousands share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

	Share capital		Additional paid-in Capital	Warrants	Receivables in respect of Shares issued	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total capital deficiency
	Number	Capital
		I n t h o u s a n d s

BALANCE AS OF JULY 7, 2005 (unaudited)	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE
PERIOD FROM JULY 7, 2005 THROUGH
DECEMBER 31, 2007 (audited):
Issuance of shares	58,537,764	58	527		$(150)			435
Issuance of warrants				$246				246
Net loss for the period						$(1,764)		(1,764)
Share based compensation expenses			110					110

BALANCE AT DECEMBER 31, 2007 (audited)	63,187,764	63	742	246	(150)	(1,764)	(73)	(936)
CHANGES DURING THE PERIOD OF NINE
MONTHS ENDED SEPTEMBER 30, 2008
(unaudited):
Issuance of shares to shareholder					150			150
Issuance of shares - in relation with the
debt extinguishment	1,200,000	1	149					150
Issuance of shares- net of issuance
expenses	15,000,000	15	352	744				1,111
Issuance of warrants - in relation with
the debt extinguishment				126				126
Net loss for the period						(2,768)		(2,768)
Share based compensation			239					239

BALANCE AT SEPTEMBER 30, 2008	79,387,764	$79	$1,482	$1,116	$-	$(4,532)	$(73)	$(1,928)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Nine months ended September 30		Three months ended September 30		Cumulative from July 7, 2005 through September 30, 2008 (see note 1)
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Profit (Net loss)	$(2,768)	$(948)	$92	$(542)	$(4,532)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	24		10		26
Exchange differences on long term deposits	(3)		1		(3)
Share based compensation expenses	239	100	18	26	349
Expenses (income) in respect of the
convertibles debentures	228	148	(277)	148	302
Income in relation with the debt
extinguishment	(867)		(867)		(867)
Liability for employee rights upon retirement	13		3		13
Increase in other accounts receivable
and advance to supplier	(1,705)	(44)	(1,791)	(40)	(1,892)
Increase in balance with minority
shareholder					(2)
Increase in accounts payables	218	51	198	30	401
Increase in other accounts payable accrued
expenses and advances from third parties	2,284	92	2,160	12	2,616

Net cash used in operating activities	(2,337)	(601)	(453)	(366)	(3,589)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Lease deposits		(18)		(18)	(18)
Payment for purchasing of fixed assets	(791)	(195)	(202)	(195)	(1,316)

Net cash used in investing activities	(791)	(213)	(202)	(213)	(1,334)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of shares - net of issuance expenses	1,261	343	1,111	28	1,668
Loans received from shareholder	176		176		176
Loan received from related parties	224		224		224
Loans received	186		186		186
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses	930	481		481	3,720

Net cash provided by financing activities	2,777	824	1,697	509	5,974
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(351)	10	1,042	(70)	1,051
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,470	11	77	91	68

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$1,119	$21	$1,119	$21	$1,119

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

a.	Global Energy Inc. (“the Company”) was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 – “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until September 30, 2008.

b.	During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. (“Fuel”), a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owns a 50.1% interest. In October, 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company act as the agricultural arm of the Company’s activities in the Bio-Diesel field.

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2008 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2008, the Company had approximately $1,119 thousands in cash and cash equivalents, approximately $3,228 thousands in negative working capital, a stockholders’ deficit of approximately $1,928 thousands and an accumulated deficit of approximately $4,532 thousands. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash, rose in a private placement and loans received during third quarter in 2008, will not be sufficient to continue its operations through the next 12 months. The Company is also committed to repay the loans in a period less than a year. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 4 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.	In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections”. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

d.	In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective November 15, 2008. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

e.	In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

f.	In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

g.	In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. Nortel plans to adopt the provisions of EITF 07-5 on January 1, 2009. The Company is currently assessing the impact of the adoption of EITF 07-5, if any, on its results of operations and financial condition.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – TRANSACTIONS WITH THIRD PARTIES

a.	On February 6, 2008 each of Alphakat and its President, Dr. Koch and AGEI entered into agreements, which were amended on July 8, 2008, with Covanta Energy Corporation, a wholly owned subsidiary of Covanta Holding Corporation (“Covanta”), an internationally recognized owner and operator of waste-to-energy and power generation projects. Covanta’s facilities convert municipal solid waste into renewable energy for numerous communities, predominately in the United States. Under the terms of these agreements, Covanta has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the KDV process in China, UK and the Republic of Ireland. Covanta must try to complete its testing of the first unit within period agreed. If Covanta’s tests on its first unit are positive and it wishes to proceed further with its deployment of the KDV process then it must begin by ordering five additional KDV 500 units within twelve months of the commissioning date of the first KDV 500 unit. Over a ten-year period, which begins on the commissioning date of its first unit, Covanta must order a total of 600 KDV 500 units or the equivalent in terms of production capacity.

Covanta also granted the Company the right to fund and own up to 35% of each of Covanta’s KDV-based projects. In addition, Covanta has agreed to pay to the Company an amount equal to 10% of the gross revenue of each of Covanta’s KDV-based projects, regardless of whether the Company invests in these projects or not.

As of September 30, 2008 no such KDV-based projects were initiated.

b.	American Renewable Diesel (“American”) is a special purpose company owned and managed by Trianon Partners. On February 6, 2008 AGEI and American Renewable Diesel executed an agreement granting to American Renewable Diesel the right to sell and use the KDV technology in five states in the U.S.: Texas, California, New York, New Jersey and Florida. Similar to the business arrangement with Covanta, the Company has the right to fund and own up to 51% of each of American Renewable Diesel’s KDV-based projects.

As of September 30, 2008 no such KDV-based projects were initiated.

c.	On June 2, 2008, the Company entered into a letter of understanding with S.C. Supercom S.A., a Romanian company engaged in the business of collecting municipal solid waste. In the letter of understanding, the parties have agreed to work together to structure a joint company in Romania.

NOTE 6 – SHORT TERM LOANS:

a.	Loan received from related parties

During the third quarter of 2008, the Company received a loan from a major shareholder and Senior Management in the amount of 739 thousands New Israeli Shekels (“NIS”), (approximately USD$ 224 thousands). The loan bears annual interest of 8.5% and is due on January 1, 2009.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – SHORT TERM LOANS (continued):

b.	Loans received from third parties

During the third quarter of 2008, the Company received two loans from third parties in the total amount of $186 thousands. The loans bear a weighted average annual interest of 5%. $150 thousands are due on January 1, 2009 and $36 thousands are due on October 31, 2008 and were paid on that date. The Company is not committed to give any additional rights to the lenders.

c.	Loans received from shareholder

During the third quarter of 2008, the Company received a loan from shareholder in the amount of $176 thousands. The loan bears annual interest of 4% and is due on January 1, 2009.

NOTE 7 – STOCK OPTIONS:

a.	Options to Directors and Employees

In January 31, 2008 the Board of Directors approved the following option grants under the 2007 Plan: 1,050,000 options to three directors (350,000 options each), and 1,150,000 options to executive officer at an exercise price of US $2.2 per share. Two of the three directors have resigned by the end of September, their 700,000 options were canceled and none were vested.

The fair value of the stock options grants were estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	3.9	3%
Dividend yields	0
Volatility	230%
Expected term (in years)	10

b.	Options to consultant

On May 21, 2008 the Company granted options to a consultant to purchase 226,415 of the Company’s common shares of $ 0.001 par value, the options were immediately vested and exercisable at an exercise price of $1.25 per share. The fair value of the options granted is $85 thousands. On September 24, 2008, the Company announced the appointment of the consultant to its Board of Directors.

The fair value of the stock options grants were estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	2.6	6%
Dividend yields	0
Volatility	208%
Expected term (in years)	4

As of September 30, 2008 no options were exercised.

As of September 30, 2008, there were $ 687 thousands of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES AND WARRANTS

On July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. In March 20, 2008 the Company signed an amendment to the debentures agreement which stated the following: (1) The private investor (“Investor”) agreed to purchase the forth installment of $1 million in two equal installments, the first installment was on the date of the amendment and the last installment of $0.5 million is due after a registration statement for the underlying shares is declared effective by the SEC. On May 13, 2008 the registration statement was declared effective, and the Investor purchased the last installment (2) The conversion price was changed from $2.20 to $1.25 for all Debentures outstanding and (3) The exercise price of the warrants granted in conjunction of this private placement was changed from $2.50 and $2.35 to $1.25.

On July 15 2008 the Company entered to amended agreement with the Investor, the agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures agreement. In consideration the Company issued the Investor 200,000 restricted shares of its common stock. On September 22, 2008, the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments, the amendment was become effective as of September 30, 2008. The Amendment allows the Company the following:

—	The exercise price of the warrants was reset to $0.10 per share and the total number of shares underlying the warrants was increased from 600,000 to 7,500,000 shares. Prior to the change the warrants were exercisable at a price of $1.25 per share.

—	The conversion price of the Debentures was reset to $0.10, prior to the change the conversion price was $1.25.

—	The Company issued the Investor 1,000,000 restricted shares of its common stock.

—	The interest rate on the face amount of $4 million Debentures increased from 10% to 12%.

—	The repayment schedule of the Debentures was revised and will commence November 2008.

The Company analyzed the difference between the value of the Debentures using the original terms compare to the value of the Debentures using the new terms under EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and found this difference is greater than 10%, therefore it was determined to account this transaction as debt extinguishment, and to record the Debentures under the new terms at fair value, and the new equity instruments the Investor received at fair value against statement of operation.

According to the third amendment, in the event the Investor elects not to convert the Company may elect to repay the Investor in cash or in Company’s shares.

If any event of default occurred, the full unpaid Principal amount of this Debenture, together with interest shall become at the Investor’s election, immediately due and payable in cash. The conversion option included within each of the Company’s convertible debenture does not meet all the conditions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” related to equity classification and therefore should be bifurcated from the debt host contract. In addition the call option is considered as embedded derivative that require bifurcation, therefore this instrument is evaluated each reporting period and the difference in fair value is recorded as financial income or expense.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

In September 30 2008 the Company measured the fair value of the embedded derivatives features at approximately $2,445 thousands. The Company also measured the fair value of warrants at approximately $372 thousands; and the fair value of the debentures at approximately $188 thousands.

Following are the details of the convertible debentures:

September 30,
2008
In thousands

Principal	188
Conversion option	2,506
Call option	(61)

2,633

The notes are secured by a pledge on all of the Company’s assets.

As of September 30, 2008, none of the warrants were exercised and none of the debentures were converted into share.

NOTE 9 – STOCK HOLDERS’ EQUITY

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

On September 30, 2008, the Company entered into a Securities Purchase Agreement with twenty-seven accredited investors for the sale of 30 units at a purchase price of $50 thousands per unit for total consideration of $1,500 thousands. Each unit consists of 500,000 shares of common stock and 500,000 share purchase warrants exercisable at $0.10 for a period of five years.

As finders fee, in connection with the securities purchase agreement, the Company paid $389 thousands, as well as issued 1,500,000 share purchase warrants exercisable at $0.10 to the brokers.

The consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $744 thousands and was based on the following assumptions: dividend yield of 0%; expected volatility of 206%; risk-free interest rates of 3.91%; and expected term of 5 years.

NOTE 10 – ADVANCE FROM THIRD PARTY

During the third quarter of 2008, the Company received an advance of $100 thousands from a third party, whom the Company is negotiating on joint transaction in Ethiopia.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – FAIR VALUE OF FINANCIAL ASSETS

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

The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

		Fair value measurements at reporting date using
Description	Fair value at September 30, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded derivative:
Conversion option	$2,506			$2,506
Call option	$(61)			$(61)

The Company held no Level 1 and Level 2 Financial assets during the three and nine months ended September 30, 2008.

The Embedded Derivatives – conversion option and call option included in Level 3 above was valued using information provided by the Company’s appraiser.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – FAIR VALUE OF FINANCIAL ASSETS (continued):

Changes in the Embedded Derivative – conversion option and call option included in Level 3 above during the three and nine months ended September 30, 2008 were as follows:

Level 3

Balance, January 1, 2008	$1,032
Gain from updating the conversion option fair value	(917)
Gain from eliminating the conversion option fair value
due to debt extinguishment	(115)
New conversion option due to debt extinguishment	2,506
Call option due to debt extinguishment	(61)

Balance, September 30, 2008	$2,445

Balance, July 1, 2008	$950
Gain from updating the conversion option fair value	(835)
Gain from eliminating the conversion option fair value
due to debt extinguishment	(115)
New conversion option due to debt extinguishment	2,506
Call option due to debt extinguishment	(61)

Balance, September 30, 2008	$2,445

NOTE 12 – RESTRICTION PLACED IN RESPECT OF LIABILITY

According to the third amendment between the Company and the Investor to the Debentures agreement, dated September 20, 2008, (refer to note 7), it was agreed that the Company has to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid Principal amount of this Debenture, together with interest shall become at the Investor’s election, immediately due and payable in cash.

NOTE 13 – SUBSEQUENT EVENTS:

a.	On October 8, 2008 the Company entered into agreement with Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. YMP holds 49.9% interest of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 449 ordinary shares in Pacific, constituting 90% of YMP’s holdings in Pacific, for a consideration of $150 thousands, payable by Global over a period of one year through the payment of ten installments of $15 thousands each starting January 30, 2009. The Company exercised this right of purchase on October 8, 2008. Additionally, during the first two years following the effective date of the agreement, YMP has the right to require the Company to purchase an additional 25 ordinary shares in Pacific held by YMP per year, for an additional consideration of $50 thousands, payable by Global over a period of one year from the exercise of the right by YMP. The parties also agreed that at all times, the Company has the right to purchase the 50 remaining shares of Pacific held by YMP for an additional consideration of $100 thousands, payable by the Company over a period of one year from the exercise of the right by Global.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 13 – SUBSEQUENT EVENTS (continued):

b.	On October 26, 2008, Pacific entered into a Loan Agreement (the “Agreement”) with third party. It was agreed that the Lender shall loan Pacific an aggregate of US$ 400 thousands, with US$ 300 thousands being transferred to Pacific in three equal installments during October and November 2008. The loan is to be fully repaid to the Lender by May 1, 2009 and will not bear interest. In the case of a default, the debt shall be transferred to the Company, and the Lender shall be entitled to 1,000,000 shares of the Company at no cost. In addition, the Company shall give a corporate guarantee for the repayment of the loan. In addition Pacific will issue to the Lender shares in Pacific constituting 44% of the outstanding shares of Pacific. Also, upon acquisition of additional 5% of the shares in Pacific held by YMP (see a above), the Company shall transfer said 5% shares to the Lender, no later than November 1, 2010. It was also agreed that upon achievement of milestones of annual castor seeds production of 30,000, 40,000, 50,000, 60,000 or 70,000 tons of castor seeds, respectively, during any calendar year, then the Company will be entitled to a share of 55%, 60%, 65%, 70% and 75%, respectively, of all dividends distributed by Pacific with respect to such year. As of to date Pacific has received $120 thousands from the Lender.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        Important factors that may cause actual results to differ from projections include:

—	our lack of operating history;
—	our dependence on additional financing;
—	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel, diesel and castor oil;
—	our inability to commercialize and develop the technology we have licensed;
—	governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;
—	market acceptance of our bio-fuel or diesel;
—	unexpected costs and operating deficits, and lower than expected revenues;
—	adverse results of any legal proceedings;
—	unexpected costs due to the global economic crisis; and
—	other specific risks referenced in this quarterly report.

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

Overview

        Global Energy Inc. is a development stage company that intends to acquire, build and operate facilities in various locations around the world that will use a proprietary technology and process to produce a high quality diesel fuel utilizing a range of feedstocks such as municipal solid waste or any hydrocarbon-based material such as biomass, plastic, paper, wood, leather, textiles or waste oils.

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

Recent Developments

        On September 22, 2008, we entered into an amending agreement with YA Global Investments L.P., or Y.A. Global, our senior secured lender, with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our company’s common stock owned by YA Global. The amendment updates and supersedes an amending agreement we entered into in July 2008.

        The amendment allows us to, among others, immediately defer certain principal and interest payments due under the debentures.  In consideration of YA Global’s amendment, we have agreed to issue to YA Global 1,000,000 restricted shares of our common stock. Additionally, the amendment stipulates that if we raise a certain amount of cash in private offerings before October 31, 2008, among others, we shall pay YA Global certain amounts from the proceeds of the said offerings and from the cash flow of our Ethiopian subsidiary, Global Energy Pacific Limited, the conversion price of the debentures will be reset, the payment schedule for the debentures will be revised and the exercise price of the warrants will be reset and the total number of shares underlying the warrants will be increased. As of October 31, 2008, we raised $1,500,000 – the defined minimum offering threshold to enter the amendment into effect.

Critical Accounting Policies

A. Going concern considerations

        As of September 30, 2008, we had negative working capital of $3,228,000 and an accumulated capital deficiency of approximately $1,928,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The financial statements contained in this report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to repay loans in the aggregate principal amount of $586,000 during the period ending March 31, 2009.

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

Results of Operations – For the Nine Month Period Ended September 30, 2008

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the nine month period ended September 30, 2008 and incurred a loss of $2,768,000 during that period.

Liquidity and Capital Resources

        On September 30, 2008, we sold 30 units to 27 investors for an aggregate purchase price of $1,500,000. As of September 30, 2008, our cash and cash equivalents were $1,119,000 compared to $ $1,470,000 as of December 31, 2007, respectively, and we had a negative working capital of $3,228,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Going Concern Considerations

        As of September 30, 2008, we had negative working capital of $3,228,000 and a capital deficiency of $1,928,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred recurring operating losses and an accumulated deficit and have a negative cash flow from operating activities.

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

Plan of Operation

        For the 12 months ending September 30, 2009, we estimate expending a total of approximately $6,850,000 million for our proposed business activities. This amount includes the funds required to finance our marketing activities, purchase KDV machines, pay salaries of the employees, office and maintenance costs, pay cost of cultivation, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$350,000
Other Operations	$2,000,000
Industrial Expenses	$3,500,000
Total	$6,850,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2007 (and in light of management’s conclusion that there was no change in our internal control over financial reporting that occurred during the first nine months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of September 30, 2008 we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President and Chief Executive Officer Date: November 19, 2008	By: /s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Executive Officer Date: November 19, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant's quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant's Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1*	Letter Agreement by and between the Registrant and YA Global Investments, L.P., dated July 15, 2008.

10.2*	Letter Agreement by and between the Registrant and YA Global Investments, L.P., dated September 22, 2008.

(31)	Section 302 Certification

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

* Filed herein