Form 10-K
period 2008-12-31
GLOBAL ENERGY INC
filed 2009-05-18
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.1 million (based on the average bid and asked price for the registrant’s common stock on June 30, 2008 on the OTC Bulletin Board of $0.62 per share).

        At May 2, 2009, 83,982,536 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.  Business

        Certain statements in this Annual Report on Form 10-K are “forward-looking statements”. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements are incorporated herein by reference. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        References in this Annual Report on Form 10-K to “Global Energy,” the “Company,” “we,” “us” or “our” are to Global Energy Inc., a Nevada corporation, and its subsidiaries.

Description of the Business

Historical Information

        Our business address is 415 Madison Avenue, 15th Floor, New York, NY 10017, and our telephone number is (646) 673-8435. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas, NV 89104. We maintain a website located at http://www.global-nrg.biz. The information contained in this website is not incorporated by reference into this annual report.

        We are a Nevada corporation that was incorporated on February 16, 1999 as Global Smartcards Inc. We originally planned to market plastic cards with embedded microprocessors. However, we were unable to complete negotiations to market these cards and did not proceed with this business plan.

        In early 2003, we decided to engage in the business of acquiring, exploring and developing crude oil and natural gas properties in the United States. On April 28, 2003, we changed our name to Global Energy Inc., and on June 5, 2003, we purchased certain petroleum and natural gas producing properties and commenced oil and gas operations.

        During April 2005, our management decided to seek alternative business opportunities. Effective July 1, 2005, we entered into and subsequently effected an agreement with Roxbury Capital Group Ltd. and Qwest Capital Inc. pursuant to which we sold substantially all of our assets, then comprising oil and gas lease interests, for the sum of $50,000. After the completion of that sale, we continued to look for alternative business opportunities.

        On April 30, 2007, in connection with a private placement of our securities with one foreign investor, Asi Shalgi joined as our President and Chief Executive Officer and we began to build our current business, focusing on the production of alternative fuels.

        We are currently a development stage company that intends to acquire build and operate facilities in various locations around the world that will use a proprietary technology, which is described below beginning on page 19.

Company Strategy

        Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. We believe that the United States has focused primarily, on ethanol while the European Community has focused primarily on biodiesel. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola).

        Against this background, the emerging alternative fuels industry has placed a high priority on developing and deploying new technologies capable of utilizing abundant waste streams instead of corn and other feedstocks for the production of alternative fuels. While we have noted that much attention has been focused on high profile waste streams such as municipal solid waste (“MSW”) and biomass waste derived from agriculture and forestry , we believe that there are many other high volume industrial waste streams available to be converted into alternative fuels. We have also determined that unlike traditional biofuels based on corn and other food-based feedstocks, which must be purchased in order to be converted into ethanol or biofuel, the utilization of waste streams as feedstocks to produce alternative fuels also offers the potential of earning additional revenues from garbage tipping fees and through the recycling of waste.

        With the above factors in mind, we developed our business plan to take advantage of these potential dual revenue streams through the utilization of a patented technology known as the KDV process. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel available at the pump today.

        Our strategy is to build, own and operate, independently or with strategic partners, industrial scale facilities that will utilize this technology to produce synthetic diesel fuel from different types of hydrocarbon-based waste. In each project, we plan to partner with local companies, generally operators of landfill sites and recycling facilities, that have the ability under long term contracts to supply large, consistent quantities of appropriate waste feedstock as well as arrange off-take agreements for the diesel fuel. We also expect that such local partners will have the requisite regulatory and technical expertise to obtain necessary governmental approvals for the diesel fuel producing facilities based on this technology.

        Based on the production capabilities demonstrated by pilot projects utilizing this technology, we believe that a single KDV500 unit is capable of producing approximately 500 liters of synthetic diesel fuel per hour, or approximately 4,000,000 liters (approximately 1,000,000 gallons) of synthetic diesel fuel per year.

        We are currently negotiating with potential local partners to build plants in the United States, China, and Romania. We anticipate that each plant should initially begin operations with one or more KDV500 units with plans to subsequently expand to industrial scale facilities with the capacity to produce approximately 15-20 million gallons per year of diesel fuel. We believe that at optimal capacity, these facilities should be capable of producing synthetic diesel fuel at a net cost of approximately $1.20 per gallon given a zero feedstock cost. In addition, we believe that we will be able to negotiate agreements under which we will collect tipping fees for taking and processing MSW. When these tipping fees are factored in, the net cost should be significantly lower.

Description of the KDV Technology

KDV Process

        The KDV process, which we believe represents a major breakthrough in the quest for renewable energy sources, utilizes proprietary technology developed by Dr. Koch, which he had licensed to his German company, Alphakat GmbH. Dr Christian Koch is a distinguished scientist who during his long-standing career at Siemens Corporation held several senior positions.

        The core elements of the KDV process are a catalyst and a patented turbine. Known technically as catalytic de-polymerization, the KDV process takes long carbon chains (polymers) and breaks them into the shorter carbon chains that comprise a high quality diesel fuel.

        Catalysts are chemical compounds that facilitate chemical reactions but, because they are not consumed in the process, can be recovered and used again. In layman terms, Dr. Koch describes the KDV process catalyst as a mixture of substances found in nature, which over millions of years converted organic matter such as plants and micro-organisms into the primary fossil fuels such as oil, gas and coal. The catalyst’s primary ingredients are silicon, alumina and sodium, which are among the most prevalent substances on Earth, therefore, we believe that the catalyst will not be subject to any supply risks.

        The patented turbine, which Dr. Koch designed, is critical to the KDV process. According to Dr. Koch, the turbine creates the conditions required for the catalyst to work efficiently. Each KDV500 unit has two turbines, each of which is approximately 3’long x 14” wide x 14” high. Conceptually, the turbine is like a blender spinning at high speed. The spinning of the turbine creates friction and raises the temperature of the catalyst and feedstock, which are suspended in a host oil at 545 degrees Fahrenheit. At this temperature, vapor is created and vented into a standard distillation column where it is condensed into synthetic diesel fuel and water. We have observed that the only by-product or waste associated with the process is a small amount of cake comprised of inorganic material or ash, and no emissions are released to the atmosphere except for CO2 and vapor.

        We believe that the KDV process is an improvement over gasification and pyrolysis, which are the two main types of processes currently being developed by other companies as part of their efforts to find commercially successful waste-to-fuel solutions. We believe that while different, both of these processes share certain traits that make them less efficient and hence less economically attractive than the KDV process. According to industry standards, these processes operate at temperatures ranging from 800 to 1,800 degrees Fahrenheit, considerably higher than the KDV process. As a result, the basic cost to build and operate these types of facilities is greater than with the KDV process due to design issues, high energy consumption, and environmentally hazardous by-products, which require special disposal, treatment or further refining.

        When describing alternative fuels, “net energy balance” which measures energy input versus output, is an important measure of efficiency. We believe that the KDV process requires 1 unit of energy input to produce 7 to 8 units of energy, depending on the feedstock. In contrast, production of corn-based ethanol requires 1 unit to produce 1.25 units, while biodiesel requires 1 unit to produce 3.2 units.

Feedstocks

        According to Dr. Koch, the KDV process is capable of utilizing virtually any hydrocarbon-based waste stream to produce synthetic diesel fuel. Depending on the particular feedstock, one KDV500 unit requires approximately 5,760 to 13,200 tons of feedstock per year to produce approximately 1 million gallons of synthetic diesel fuel. We believe that the key commercial issue is sourcing a reliable, consistent, long-term supply of waste feedstock for each project.

        We have determined that MSW is in abundant supply. Broadly defined, MSW may include plastic, rubber, paper, cardboard and various food wastes. It requires major financial and logistical resources to collect recycle and arrange disposal. Population growth and landfill constraints are placing greater financial and logistical pressure on the waste management resources of municipalities. Therefore, environmentally and fiscally acceptable waste-management practices are increasingly essential in order to avoid damaging consequences, such as those due to toxic/hazardous waste, greenhouse-gas emissions, water pollution, air pollution and noise/visual impact of recycling/waste disposal facilities.

        We are (i) aware of three primary types of municipal waste treatment technologies that are currently used today: incineration/gasification, (ii) chemical decomposition, and (iii) landfill burying. These technologies have substantial negative economic and environmental impacts, particularly from production of hazardous byproducts such as toxic ash, toxic water, and noxious air emissions. Due to the harm they pose to the environment, it is expensive to dispose of these hazardous by-products. We believe that until now efforts to produce energy or fuel from MSW and landfills has been limited to two options: (i) burning MSW in waste-to-energy plants to produce steam to generate electricity or heat for buildings; and (ii) capturing methane from landfills. The KDV process offers another option, which we believe avoids the by-products of existing treatment technologies and as a result should be more cost effective.

        In addition to MSW, we believe the KDV process can be applied to:

—	refinery residuals, such as petroleum coke, tar and paraffin, which cannot be used today, are environmentally harmful and very expensive to neutralize

—	used oil from engines, organic wastes, sewerage sludge and animal manures;

—	all types of waste biomass such as corn stover, sugar cane bagasse and other types of plant stalks and parts such as peal and husks that are left over after harvesting edible grains, juices and oils; and

—	glycerin.

        While we believe that the KDV process can utilize a broad range of feedstocks as outlined above, we plan to focus on projects where we are able to sign long term contracts for waste feedstocks for which we will be paid a tipping fee. We have estimated that tipping fees for MSW and non-hazardous waste average to be about $35 per ton in the U.S. and $60 per ton in Europe.

Strategic Agreements

Alphakat GmbH Agreements

        Our plan to set up a series of worldwide waste-to-diesel production facilities is reflected by the terms of three agreements with Dr. Koch’s company Alphakat GmbH:

(1)	“Terms of agreement” between us and Alphakat GmbH, dated May 2, 2007, agreeing to incorporate an equally-owned subsidiary which would be granted certain exclusive rights with respect to the KDV technology;

(2)	“Shareholders’ Agreement” between us and Alphakat GmbH, dated July 10, 2007, agreeing on the terms of operation of Alphakat-Global Energy GmbH and the scope of the rights with respect to the KDV technology granted to it; and

(3)	Incorporators’ agreement and articles of Alphakat-Global Energy GmbH, dated October 8, 2007, by which we and Alphakat incorporate Alphakat-Global Energy GmbH as equal shareholders, and by which Alphakat granted Alphakat-Global Energy GmbH certain rights with respect to the KDV technology.

        Under these three agreements, Alphakat GmbH has granted Alphakat-Global Energy GmbH, the equally-owned subsidiary of Alphakat GmbH and ourselves, the following rights:

(1)	The exclusive right to sell and market KDV500 units worldwide, subject to rights previously granted to third parties to sell the KDV units Bulgaria, Spain, Portugal, Italy, Mexico, and Canada, and to co-operate in establishing plants using the KDV technology in Spain and Mexico.

(2)	The exclusive right to sell and market KDV units based on turbines larger than 350kW in the United States and China.

Business Development Agreements

        On February 6, 2008, each of Dr. Koch, Alphakat GmbH, and Alphakat-Global Energy GmbH entered into agreements with Covanta Energy Corp., a wholly owned subsidiary of Covanta Holding Corporation. Alphakat GmbH is a company controlled by Dr. Koch and was licensed by him to utilize the KDV technology. Alphakat-Global Energy GmbH is a company equally owned by Alphakat GmbH and us. We had consolidated Alphakat-Global Energy GmbH in accordance with FIN 46R “Consolidation of Variable Interest Entities, an interpretation of ARB no. 51” (“FIN 46R”). Covanta Holding Corporation is an internationally recognized owner and operator of waste-to-energy and power generation projects. Covanta Holding’s facilities convert municipal solid waste into renewable energy for numerous communities, predominately in the United States. Under the terms of these agreements, Covanta Energy Corp. has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the technology in China, United Kingdom and the Republic of Ireland. In accordance with the terms of this agreement, to preserve these rights, Covanta Energy Corp. purchased a KDV500 unit through Alphakat-Global Energy GmbH on July 8, 2008. Covanta Energy Corp. should achieve “target final acceptance date” after 350 days from the second payment, the final acceptance date can be changed by change of delivery dates of agreed shipments and work schedule. If Covanta Energy Corp.‘s tests are positive, and it wishes to proceed further with its deployment of the KDV technology, then it must order five additional KDV500 units within twelve months of the commissioning date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of the first unit, Covanta Energy Corp is obligated to order a total of 600 KDV500 units or equivalent units in terms of production capacity.

        Covanta Energy Corp. has also granted us the right to fund and own up to 35% of each of Covanta Energy Corp.‘s KDV-based projects. In addition, Covanta Energy Corp. has agreed to pay us an amount equal to 10% of the gross revenue of each of Covanta Energy Corp.‘s KDV-based projects, regardless of whether we invest in these projects or not.

        On February 6, 2008, Alphakat-Global Energy GmbH and American Renewable Diesel executed an agreement granting to American Renewable Diesel the right to sell and use the KDV technology in five U.S. states: Texas, California, New York, New Jersey and Florida. American Renewable Diesel is a special purpose company owned and managed by Trianon Partners. Trianon Partners has extensive international project development experience, has worked with Covanta Energy Corp. in connection with various power projects, and has facilitated the negotiation of the agreements between Alphakat-Global Energy GmbH, us, and Covanta Energy Corp.

        Similar to the business arrangement with Covanta Energy Corp., we have the right to fund and own up to 51% of each of American Renewable Diesel’s KDV-based projects. Furthermore, under the terms of this agreement, certain projects will be offered to Covanta Energy Corp. for development and we will have the opportunity to receive royalties from such projects in accordance with our agreement with Covanta Energy Corp.

        On May 8, 2009, Alphakat – Global Energy GmbH entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH (“W2O”), a German company, by which W2O will provide plant operations and testing services in Hoyerswerda, Germany, to Alphakat – Global Energy GmbH for three months. W2O is responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all taxes by law. The aim is to produce and sell diesel fuel. Alphakat – Global Energy GmbH agreed to pay W2O a monthly fee for covering the costs for operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT.

Joint Venture Agreement with S.C. Supercom S.A

        On November 11, 2008, we entered into a Joint Venture Agreement with S.C. Supercom S.A., a Romanian company engaged in the business of collecting (and landfilling) municipal solid waste in and around the City of Bucharest, and S.C. Target Group S.R.L., a Romanian company. Our company and Supercom have agreed to incorporate a legal entity in Romania under the name “Super Energy S.A.”, to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology.

        The initial share capital of Super Energy S.A. is to be 51% held by us and 49% held by Supercom, with each contributing 5% of their shares to Target Group upon incorporation of Super Energy S.A. so that the share capital of Super Energy S.A. would be held in the following manner: our company – 46%, Supercom – 44%, and Target Group –10%. Initially, the board of directors of Super Energy S.A. will be comprised of four board members, with each of Supercom and ourselves entitled to appoint two.

        All projects undertaken under this agreement are to be financed by Supercom providing 100% of the required equity via a special purpose vehicle, and Super Energy S.A. reimbursing Supercom for investments made on its behalf.

        As of December 31, 2008 and as of this day, no such KDV-based projects were initiated.

Memorandums of Understanding with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd.

        On March 9, 2008, the Company entered into a Memorandum of Understanding (“MOU”) with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. (“Shaanxi”), a company located in the People’s Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

Other Operations – Production of Crude Castor Oil in Ethiopia

        We have invested approximately $2,300,000 in the cultivation of castor plants in Southern Ethiopia. Our activities are based in Sodo, Ethiopia and in the regions of Waletia and Goma Gofa, Ethiopia. We engaged a large number of local independent farmers who use a portion of their existing land to cultivate the castor seeds, or clear additional land, and trained these farmers on new agricultural techniques. The local independent farmers seeded approximately 4,000 hectares of land commencing in April, 2008. In the fourth quarter of 2008, the farmers harvested several hundred tons of castor crop.

        We have also implemented a research and development program to develop a new species of castor to improve future yields. Pursuant to the amending and restating agreement with our senior secured lender dated September 22, 2008, described in detail in the “Financing Agreement” section of this prospectus beginning below, we agreed to pay our senior secured lender, towards the repayment of our debt, 50% of all cash flows generated by our Ethiopian operations in excess of the first $700,000 of cash flow.

        On March 18, 2009, our subsidiary, Global N.R.G. Pacific Ltd., or Pacific, sold to Presaco Investments Ltd., or Presaco, a company registered in Cyprus, all the stock capital of Pacific’s subsidiary, Global Energy Ethiopia Ltd. as well as all of Pacific’s right, title, and interest in and to all its property and assets in connection with the business of community castor farming for oil and the development of governmental lands for castor oil in Ethiopia.

        Pursuant to the purchase agreement, Presaco paid an aggregate consideration of $700,000 in cash, of which the initial payment of $595,000 was paid at closing and deposited in escrow. The entire amount has since been released from escrow and the second payment of $105,000 was deposited at closing in escrow and is subject to release to Pacific on March 1, 2010.

        For the five years following the closing, Pacific and our company have agreed not to carry on or hold an interest in any company, venture, entity or other business (other than a minority interest in a publicly traded company) which competes with Presaco’s business of castor operation (including, without limitation, as a shareholder).

        Pacific was formed as a joint venture with Yanai Man Projects Ltd., a company owned by Yanai Man. As of December 31, 2008, the Company held 95% of the issued and outstanding shares of Pacific. On April 5, 2009, Yanai Man Projects Ltd. transferred its remaining 5% interest in Pacific to the Company.

Financing Agreement

        On July 10, 2007, October 23, 2007, and December 27, 2007, we issued 10% secured convertible debentures to YA Global Investments, L.P., our senior secured lender for gross proceeds of $3,000,000, as a part of a private placement of up to $4,000,000 of debentures. These debentures are secured against all of our assets. Prior to the amendment to the securities purchase agreement on March 20, 2008, described below, these debentures were convertible by the lender into shares of our common stock at a fixed conversion price of $2.20 per share. In conjunction with the placement of these debentures with our senior secured lender, on July 10, 2007, we also issued to the lender warrants to purchase 300,000 shares of common stock exercisable for five years at an exercise price of $2.35 and warrants to purchase additional 300,000 shares of our common stock exercisable for five years at an exercise price of $2.50.

        On March 20, 2008, we entered into an amendment to the securities purchase agreement with our senior secured lender that amended the terms of the convertible debentures issued July 10, 2007, October 23, 2007, and December 5, 2007, as follows:

(1)	the amount of convertible debentures we agreed to issue prior to a registration statement registering the shares of our common stock to be issued on conversion of the convertible debentures becoming effective was changed from $3,000,000 to $3,500,000;

(2)	conversion price was changed from $2.20 to $1.25 for all debentures held by the lender; and

(3)	exercise price was changed from $2.50 and $2.35 to $1.25 for all warrants issued to the lender.

        All of the other provisions of the securities purchase agreement, pursuant to which debentures were issued to the lender on July 10, 2007, October 23, 2007, and December 5, 2007, remained in full force and effect.

        On March 20, 2008 and May 13, 2008, we issued two more 10% secured convertible debentures to our senior secured lender for gross proceeds of $1,000,000. These debentures mature on October 31, 2010 and, prior to the amending and restating agreement dated September 22, 2008, described below, were convertible by the lender into shares of our common stock at a fixed conversion price of $1.25 per share, subject to further adjustment as further set out in the debenture. These debentures, as the three previously issued to the lender, are secured against all of our assets.

        Under the terms of the debenture issued on May 13, 2008, amortizing payments of the outstanding principal amount of the debenture and accrued interest at an annual rate equal to 10% were to commence on the first business day on or after July 31, 2008, and were to continue on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into Common Stock. Other terms of this debenture were the same as in the debentures previously issued to our senior secured lender.

        Effective July 15, 2008, we entered into an amending agreement with our senior secured lender with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our common stock issued by our company to the lender. The amendment allowed us to immediately defer certain principal and interest payments due under these debentures. Specifically, under the terms of the July 15, 2008 amending agreement, interest payments accrued and due during the first three quarters of the 2008 calendar year (approximately $267,000 as of July 31, 2008) were deferred until approximately September 30, 2008. In addition, principal installments that were due July 31, 2008 and August 31, 2008 were deferred until September 30, 2008, subject to further deferment if certain conditions were met. In consideration of the amendment, we agreed to issue to the lender 200,000 restricted shares of our common stock.

        On September 22, 2008, prior to the due date of the deferred principal and interest payments under the July 15, 2008 amending agreement, which had not been paid to that date, we entered into an amending and restating agreement with our senior secured lender on the following terms:

(1)	the lender agreed to defer payment of interest that had accrued on the $4,000,000 aggregate principal balance represented by the five secured convertible debentures held by it to a date as late as October 31, 2008, subject to further deferment, but only if we completed an offering of at least $1,500,000 in gross proceeds on or before October 31, 2008;

(2)	the lender agreed to defer payment of the principal installments that were due on July 31, August 31, and September 30, 2008 until October 31, 2008, subject to further deferment, but only if we completed an offering of at least $1,500,000 in gross proceeds on or before October 31, 2008;

(3)	the rate of interest to be charged on the aggregate principal amount of $4,000,000 pursuant to the convertible debentures was increased from 10% to 12%; and

(4)	we agreed to issue 1,000,000 restricted shares of our common stock to the lender (in addition to the 200,000 shares issued under the July 15, 2008 amending agreement).

        In addition, the amending and restating agreement provides for the following, but only if (and when) we completed an offering of at least $1,500,000 in gross proceeds on or before October 31, 2008:

(1)	we would make a payment in the amount of $180,000 for interest accrued and unpaid on the aggregate principal amount of $4,000,000, to be paid directly from the gross proceeds of the offering, and a payment of an additional amount equal to 10% of the gross proceeds from the offering if we raised gross proceeds of between $2,200,000 and $3,900,000;

(2)	we would make payments on account of the indebtedness represented by the convertible debentures in an amount equal to 50% of all cash flows generated by our Ethiopian subsidiary, Global Energy Ethiopia , in excess of the first $700,000 in cash flow, to be paid on each installment payment date set out on the revised installment payment schedule described in paragraph (5) below;

(3)	we would reduce the conversion price of all secured convertible debentures issued and outstanding to the lender from $1.25 to $0.10 per share, in each case as already required by the terms of those secured convertible debentures;

(4)	we would reduce the exercise price of all warrants held by the lender from $1.25 to $0.10 per share, and an increase in the number of shares of our common stock to be issued upon exercise of those warrants from 600,000 to 7,500,000 shares of our common stock, in each case as already required by the terms of those warrants; and

(5)	we would revise the repayment schedule for the debentures issued to the lender to provide for the following:

Installment Payment	Company Redemption Amount	Company Conversion Amount

November 2008	$ 0 + Variable Redemption Amount (“VAR”)(1)	$ 25,000
December 2008	$ 0 + VAR(1)	$ 35,000
January 2009	$ 10,000 + VAR(1)	$ 50,000
February 2009	$ 10,000 + VAR(1)	$ 60,000
March 2009	$ 10,000 + VAR(1)	$ 70,000
April 2009	$ 10,000 + VAR(1)	$ 70,000
May 2009	$ 10,000 + VAR(1)	$ 70,000
June 2009	$ 10,000 + VAR(1)	$ 75,000
July 2009	$ 10,000 + VAR(1)	$ 75,000
August 2009	$ 10,000 + VAR(1)	$ 75,000
September 2009	$ 10,000 + VAR(1)	$ 75,000
Each Month Thereafter	$ 225,00(2)

(1) Under the terms of this amending and restating agreement, the variable redemption amount equals to 4% of the amount by which the total gross proceeds raised in the fall of 2008 private placement exceed $2,200,000.

(2) This amount may be paid at our discretion as a combination of company redemption and company conversion amounts in accordance with the terms of the debentures held by the lender.

        On September 30, 2008, we closed the first stage of a private placement, selling 30 units at a price of $50,000 per unit, raising an aggregate of $1,500,000 in gross proceeds. Each unit consisted of 500,000 shares of our common stock and 500,000 share purchase warrants with an exercise price of $0.10 per share, exercisable for a period of five years.

        As a result of our closing the first stage of the private placement on September 30, 2008, the provisions of this amending and restating agreement conditional on raising at least $1,500,000 in the private placement, as set out above, became effective, including the reduction of the exercise price and conversion price of the warrants and convertible debentures held by our senior secured lender, respectively, to $0.10, and the increase of the number of shares of our common stock to be issued upon exercise of those warrants from 600,000 to 7,500,000.

        On November 4, 2008, we closed the second stage of our private placement, selling 4 units at a price of $50,000 per unit, raising an aggregate of $200,000 in gross proceeds. Under the terms of this amending and restating agreement, based on the total gross proceeds of $1,700,000 raised in the private placement, we became obligated to pay the following amounts:

(1)	$180,000 for interest accrued and unpaid on the aggregate principal amount of $4,000,000, to be paid directly from the gross proceeds of the private placement;

(2)	on account of the indebtedness represented by the debentures held by the lender, an amount equal to 50% of all cash flows generated by our Ethiopian operations in excess of the first $700,000 in cash flow, to be paid on each installment payment date set out above;

(3)	monthly installment payments as follows:

Installment Payment	Company Redemption Amount	Company Conversion Amount

November 2008	$ 0(1)	$ 25,000
December 2008	$ 0(1)	$ 35,000
January 2009	$ 10,000(1)	$ 50,000
February 2009	$ 10,000(1)	$ 60,000
March 2009	$ 10,000(1)	$ 70,000
April 2009	$ 10,000(1)	$ 70,000
May 2009	$ 10,000(1)	$ 70,000
June 2009	$ 10,000(1)	$ 75,000
July 2009	$ 10,000(1)	$ 75,000
August 2009	$ 10,000(1)	$ 75,000
September 2009	$ 10,000(1)	$ 75,000
Each Month Thereafter	$ 225,000(2)

(1) Because the total gross proceeds raised in the private placement were $1,700,000, the variable redemption amount, which under the terms of the amending and restating agreement equals 4% of the amount of gross proceeds raised in the private placement that exceed $2,200,000, is $0.

(2) This amount may be paid at our discretion as a combination of the company redemption and company conversion amounts in accordance with the terms of the debentures held by the lender.

        As of December 31, 2008, we were not in material breach of any of our obligations under this amending and restating agreement. During 2009 we did not carried out the conversions according the above table. The Company is currently negotiating to amend its current obligations.

        On March 4, 2009, we entered into an Escrow Agreement with our senior secured lender in connection with the sale by Pacific of its Ethiopian assets. In accordance with the agreement, proceeds released from the buyer’s escrow and received from the sale of the Ethiopian assets were transferred to an escrow to be released pursuant to joint written instructions by our senior secured lender and by us. A portion of the sum was released on March 30, 2009.

Competition

        The market for the manufacture, marketing and sale of renewable diesel (mineral and synthetic) and other alternative fuels is highly competitive. According to the National Bio-diesel Board (NBB), as of January 25, 2008, there were at least 171 companies engaged in the development, manufacture and marketing of bio-diesel fuel, with current production capacity estimated at 2.24 billion gallons per year, with actual production for the 12-month period ended September 30, 2007 of 450 million gallons. The NBB further estimated that another 1.23 billion gallons of annual plant capacity were under development. Competition could be intense and may result in an increase in the costs of feedstock, plant construction and operating expenses, as well as to make it more difficult to attract and retain qualified engineers, chemists and other employees whose services could be key to our operations. Larger companies that are already engaged in this business may have access to greater financial and other resources, making it difficult to compete with them in recruiting and retaining qualified employees as well as in acquiring attractive locations for the construction and operation of a producing plant.

        Moreover, if production capacity in the industry increases faster than demand for alternative fuels (including synthetic diesel fuel), sale prices could be depressed. Falling oil prices may have a negative effect on demand for alternative fuels such as the synthetic diesel fuel that we propose to produce. In addition to competition from other companies engaged in producing alternative fuel, we will compete with producers of petroleum fuels.

Intellectual Property

        We do not have any intellectual property.

Governmental Regulations

        Our business will be conducted in various countries, which have varying degrees of regulation. The following is a discussion of some U.S. regulations which may or may not apply to our operations.

        There are no readily apparent U.S. Environmental Protection Agency, or EPA, regulatory fuel certification requirements applicable to using the renewable diesel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boilers, etc. As a practical matter, market acceptance of the bio-fuel may be limited until we can demonstrate that (i) the renewable diesel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the renewable diesel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. Initial testing done on the renewable-diesel in a laboratory indicated that the renewable diesel is high quality diesel fuel.

        We have evaluated whether the renewable diesel can be formulated to comply with the standards of the EPA to be classified as “diesel.” EPA standards mandate that the “diesel” comply with the specifications that the American Society for Testing and Materials (ASTM) requires that the fuel be comprised of. However, we are currently evaluating whether the ASTM standard can be broadened to include our fuel.

        In order to be legally marketable as a fuel for on-road motor applications, the bio-fuel must be registered with the EPA and comply with the EPA’s health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application with a group of other companies manufacturing similar fuels. The National Biodiesel Board has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with the EPA. To fit under the NBB umbrella, and be considered “bio-diesel” for marketing purposes, the bio-fuel must meet the ATSM 6751 specifications for bio-diesel described above. European countries use similar standards. ASTM 6751 compliant bio-diesel is already registered with the EPA and also meets the clean diesel standards established by the California Air Resources Board (CARB) and certain other states. As of the date of this report, the current formulation of the bio-fuel does not comply with ASTM 6751. Because water is a component used in the manufacture of our bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

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

Employees

        As of December 31, 2008, we had four full time employees. We believe our relationships with our employees are good.

Item 1A.  Risk Factors

        Not Applicable.

Item 1B.  Unresolved Staff Comments

        Not Applicable.

Item 2.  Properties

        On October 5, 2007, our subsidiary, Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People’s Regional State, Ethiopia, or SNRS, for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

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

        In March 2009, we sold our interest in Global Ethiopia.

        Our facilities located in Israel occupy approximately 150 square meters. Our current lease commitment relating to our facility in Israel expires at the end of August 2009.

Item 3.  Legal Proceedings

        As of date of this annual report, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submission of Matters to a Vote of Security Holders

        On January 7, 2009, we amended our articles of incorporation to increase the authorized number of shares of our common stock from 250,000,000 to 750,000,000, par value of $0.001 per share, by filing a certificate of amendment with the Secretary of State of the State of Nevada. Such amendment was approved by Carrigain Investment Ltd., the holder of the majority of the outstanding shares of our common stock, by a written consent on November 4, 2008. For additional information, please see the definitive Information Statement filed with the Commission on December 1, 2008 pursuant to Regulation 14C of the Securities Exchange Act of 1934.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market for Common Equity

        Our common stock is quoted on the OTC Bulletin Board under the symbol “GEYI”. Trading in our common stock has occurred on a relatively inconsistent basis and the volume of shares traded has been limited.

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on April 30, 2009, was $0.017 per share.

	Low	High

2007

First Quarter	$0.01	$0.01
Second Quarter	$0.01	$2.05
Third Quarter	$0.25	$1.75
Fourth Quarter	$0.25	$0.99

2008

First Quarter	$0.30	$0.80
Second Quarter	$0.40	$0.72
Third Quarter	$0.10	$0.55
Fourth Quarter	$0.02	$0.48

Holders

        As of April 30, 2009, there were 83,982,536 shares of our common stock issued and outstanding held by 80 stockholders of record.

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

Recent Sales of Unregistered Securities

        Throughout the 2008 fiscal year, we authorized the issuance of options to our directors and officers to acquire in the aggregate 2,700,000 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation”.

        On March 20, 2008, we entered into an amendment to the securities purchase agreement with YA Global Investments, L.P. that amended the terms of the convertible debentures issued July 10, 2007, October 23, 2007 and December 5, 2007. For more information, see Item 1. entitled “Business” under “Financing Agreements”.

        On March 20, 2008, we issued a fourth 10% secured convertible debenture for gross proceeds of $500,000. The debenture matures on October 31, 2010 and is convertible by the debenture holder into common shares at a fixed conversion price of $1.25 per share, subject to further adjustment as further set out in the debenture. The debenture is secured against all of our assets. We paid a commission of $35,000 to Yorkville Advisors, LLC, the investment manager of YA Global Investments, L.P., in connection with this issuance. The debenture was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the investors and brokers who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the Securities Act of 1933, as amended.

        On May 13, 2008, we sold a 10% Secured Convertible Debenture to YA Global Investments, L.P., for gross proceeds of $500,000. The debenture matures on October 31, 2010 and is convertible by the holder into common shares at a fixed conversion price of $1.25 per share subject to further adjustment as further set out in the debenture. The debenture is secured against all our assets. Amortizing payments of the outstanding principal amount of the debenture and accrued interest at an annual rate equal to 10% was to commence on the first business day on or after July 31, 2008, and continuing on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into common stock. Other terms are the same as in prior debentures held by YA Global Investments, L.P. We paid a commission of $35,000 to Yorkville Advisors, LLC, the investment manager of YA Global Investments, L.P., in connection with this issuance. The debenture was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to the investors and brokers who are “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act.

        On July 25, 2008, we issued 200,000 shares of our common stock pursuant to our amending agreement dated July 15, 2008 with YA Global Investments, L.P. We issued the securities to one U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

        On September 22, 2008, we entered into an amending and restating agreement with YA Global Investments, L.P. with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our company’s common stock owned by YA Global Investments, L.P. Pursuant to this agreement, we issued 1,000,000 restricted shares of our common stock to YA Global Investments, L.P. We issued the securities to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. For more information, see Item 1. titled “Business” under “Financing Agreements”.

        On September 30, 2008, we sold 30 units to 27 investors in a brokered private placement, at a purchase price of $50,000 per unit, raising gross proceeds of $1,500,000. Each unit comprised 500,000 shares of our common stock and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. All the investors were accredited investors, and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933, provided by Rule 506 of Regulation D promulgated thereunder. In connection with this private placement, we paid a registered broker-dealer that acted as our agent in the sale of these securities aggregate cash placement agent compensation of $150,000 and issued it placement agent warrants to purchase an aggregate of 1,500,000 shares of common stock. Each placement agent warrant entitles the holder to purchase one share of common stock of our company at an exercise price of $0.10 for a period of five years on terms which are identical to the warrants included in the units. In addition, we paid the broker-dealer a non-accountable expense allowance of $45,000 and $82,750 towards the fees and expenses of its attorneys. The broker-dealer is licensed with Financial Industry Regulatory Authority and a U.S. person and, in issuing the placement agent warrants we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. Pursuant to the terms of a registration rights agreement between our company and each investor in this private placement, we have agreed to register for resale by the investors and the agent all of the shares of our common stock issuable upon exercise of the warrants and the agent’s warrants that we issued in this private placement.

        On November 4, 2008, we sold four more units to four investors as part of the brokered private placement described above. We realized gross proceeds of $200,000. All the investors were accredited investors, and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933, provided by Rule 506 of Regulation D promulgated thereunder. In connection with this private placement, we paid a registered broker-dealer that acted as our agent in the sale of these securities aggregate cash placement agent compensation of $20,000 and issued it placement agent warrants to purchase an aggregate of 200,000 shares of common stock. Each placement agent warrant entitles the holder to purchase one share of common stock of our company at an exercise price of $0.10 for a period of five years on terms which are identical to the warrants included in the units. In addition, we paid the broker-dealer a non-accountable expense allowance of $6,000 and $5,583 towards the fees and expenses of its attorneys. The broker-dealer is licensed with Financial Industry Regulatory Authority and a U.S. person and, in issuing the placement agent warrants we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. Pursuant to the terms of a registration rights agreement between our company and each investor in this private placement, we have agreed to register for resale by the investors and the agent all of the shares of common stock issuable upon exercise of the warrants and the agent’s warrants that we issued in this private placement.

Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Equity Compensation Plan Information

(1)	Our board of directors adopted an equity compensation plan, the 2007 Share Option Plan, on May 15, 2007, under which a total of 8,500,000, shares of our common stock have been authorized for issuance, On March 31, 2009, our board of directors approved the increase of the number of shares reserved for issuance under the Plan from 8,500,000 shares to 12,150,000 shares. The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans
approved by security holders	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans not
approved by security holders	8,181,436 (1)	$ 0.1	318,564 (2)

(1)     As of December 31, 2008, the following options have been issued and outstanding pursuant to an equity compensation plan: 5,055,021 options granted to Asi Shalgi pursuant to an option agreement dated April 30, 2007, 200,000 options with an exercise price of $0.01 granted to Dr. Irit Arbel , 226,415 options with an exercise price of $1.25 granted to Mr. Amir Elbaz for his services in YA Global transaction and 2,700,000 options with an average exercise price of $0.178 granted to officers and directors during 2008.

(2)     Options remaining available for future issuance under the share option plan, excluding securities reflected in column (a).

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those incorporated herein by reference. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

Critical Accounting Policies

Going concern considerations

        As of December 31, 2008, we had negative working capital of approximately $5,305,000 and an accumulated capital deficiency of approximately $3,947,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2008, we have had no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $1,640,000 during the period between December 31, 2008 and December 31, 2009, as described in detail in Item. 1 entitled “Business” under “Financing Agreement”.

Derivative financial instruments

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

Liquidity and Capital Resources

        In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants. As of December 31, 2008, our cash and cash equivalents were $278,000 compared to $1,470,000 as of December 31, 2007, and we had a negative working capital of $5,305,000.

        As described in Item. 1 entitled “Business” under “Financing Agreement”, we have committed to an installment payment schedule that requires us to make monthly payments in cash and shares on our outstanding debt to our senior secured lender. These payments increase on a monthly basis, ranging from $25,000 in November 2008 to 225,000 in October 2009, and every month thereafter. Pursuant to this installment payment schedule and other loans received from related parties and shareholders, we are committed to cash payments of approximately $1,640,000 during the period between December 31, 2008 and December 31, 2009.

        Furthermore, we are expecting to continue to expend cash in our activities through payments of salaries, business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Results of Operations for the Year ended December 31, 2008

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the fiscal year ended December 31, 2008 and incurred a loss of $4,876,000 during that period.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending in December 2009, we estimate expending a total of approximately $600.000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, purchase KDV units, pay salaries of over employees, office and maintenance costs, pay cost of cultivation, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months

G&A Salaries	$ 120,000
Other Operations	$ 480,000
Total	$ 600,000

Newly Issued Accounting Pronouncements

1)	In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections”. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

2)	In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

3)	In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the non-controlling interests.

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

4)	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

5)	In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. The Company plans to adopt the provisions of EITF 07-5 on January 1, 2009. The Company is currently assessing the impact of the adoption of EITF 07-5, if any, on its results of operations and financial condition.

6)	In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157". FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

7)	In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).SFAS 141(R) changes significantly the accounting for business combinations. Among the more significant changes, it expands the definition of a business and a business combination, changes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the consolidated financial statements.

8)	In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt the FSP on January 1, 2009. The Company is currently assessing the impact of the adoption of APB 14-1 on its results of operations and financial condition.

9)	In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt EITF 07-1 on January 1, 2009. EITF 07-1 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-1 may have on the Consolidated Financial Statements. / The Company does not expect the adoption of this Statement to have a material effect on the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.  Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2008 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2008 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Global Energy Inc. (a development stage company):

We have audited the accompanying consolidated balance sheets of Global Energy Inc. and its subsidiaries (a development stage company)(“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficiency) and cash flows for the years ended December 31, 2008 and 2007 and, cumulatively, the period from January 1, 2007 to December 31, 2008 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statement of operation for the year ended December 31, 2006 and the cumulative totals of the Company for the period from July 7, 2005 (date of inception) to December 31, 2006, which totals reflect a deficit of $98,998 accumulated during the development stage. Both, the statement and the cumulative totals were audited by other auditors whose report, dated February 9, 2007, expressed an unqualified opinion on the cumulative amounts.

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

In our opinion, the December 31, 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Energy Inc. and its subsidiaries (a development stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and, commulatively, for the period from January 1, 2007 to December 31, 2008 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has suffered recurring losses from operations, has limited capital resources and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kesselman & Kesselman

Tel Aviv, Israel
May 18, 2009

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	U.S dollars in thousands

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$278	$1,470
Advance to related party	3,550
Other accounts receivable	146	187

T o t a l current assets	3,974	1,657
LONG TERM DEPOSITS	3	18
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	20
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	1,342	523

T o t a l assets	$5,337	$2,218

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$284	$183
Accounts payable - other	550	317
Advance from third party	3,550
Short term loans	321
Short term loans from related parties	552	18
Debentures convertible into shares	4,004	2,618

T o t a l current liabilities	9,261	3,136
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	5
MINORITY INTEREST	18	18

T o t a l liabilities	9,284	3,154

COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 11) -
Common shares of $0.001 par value each:
Authorized: 750,000,000 and 250,000,000 shares at December 31, 2008 and 2007, respectively; Issued and outstanding: 81,701,834 and 63,187,764 shares at
December 31, 2008 and 2007, respectively	82	63
Additional paid-in capital	1,469	742
Warrants	1,215	246
Receivables in respect of shares issued		(150)
Accumulated deficit during development stage	(6,640)	(1,764)
Accumulated deficit before development stage	(73)	(73)

T o t a l capital deficiency	(3,947)	(936)

T o t a l liabilities net of capital deficiency	$5,337	$2,218

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31			Cumulative from July 7, 2005 through December 31, 2008
	2008	2007	2006
	U.S dollars in thousands, except share data

OPERATING EXPENSES -
general and administrative expenses (*)	$(3,928)	$(1,589)	$(69)	$(5,616)

OPERATING LOSS	(3,928)	(1,589)	(69)	(5,616)

FINANCIAL EXPENSES - NET	(1,815)	(76)		(1,891)

GAIN RELATED TO THE EXTINGUISHMENT
OF CONVERTIBLE DEBENTURE	867			867

NET LOSS	$(4,876)	$(1,665)	$(69)	$(6,640)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	67,669,862	48,206,454	4,901,758

*	In the year ended December 31, 2008 – includes $150 thousand share-based compensation (31.12.2007 – $110 thousand, 31.12.2006 – $0).

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

	Share capital		Additional paid-in capital	Warrants	Share subscription received	Receivables in respect of shares issued	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total
	Number	Amount
		U . S d o l l a r s i n t h o u s a n d s

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105					$(73)	$37
CHANGES DURING THE PERIOD FROM
JULY 7, 2005 THROUGH
DECEMBER 31, 2005
Net loss for the period							$(30)		(30)

BALANCE AT DECEMBER 31, 2005	4,650,000	5	105				(30)	(73)	7
CHANGES DURING THE YEAR,
ENDED DECEMBER 31, 2006
Issuance of shares	1,331,764	1	12		$4				17
Net loss for the year							(69)		(69)

BALANCE AT DECEMBER 31, 2006	5,981,764	6	117		4		(99)	(73)	(45)
CHANGES DURING THE YEAR,
ENDED DECEMBER 31, 2007
Issuance of warrants				246					246
Issuance of shares	57,206,000	57	515		(4)	(150)			418
Net loss for the year							(1,665)		(1,665)
Share based compensation expenses			110						110

BALANCE AT DECEMBER 31, 2007	63,187,764	63	742	246	-	(150)	(1,764)	(73)	(936)
CHANGES DURING THE YEAR
ENDED DECEMBER 31, 2008
Proceeds from Issuance of shares to
shareholders in prior year						150			150
Issuance of shares and warrants - in
Relations with the debt extinguishment	1,200,000	1	149	126					276
Issuance of shares - net of
issuance expenses	17,000,000	17	404	843					1,264
Issuance of shares - in relation
with conversion of debenture	314,070	1	24						25
Net loss for the year							(4,876)		(4,876)
Share based compensation expenses			150						150

BALANCE AT DECEMBER 31, 2008	81,701,834	$82	$1,469	$1,215	$-	$-	$(6,640)	$(73)	$(3,947)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31			Cumulative from July 7, 2005 through December 31, 2008
	2008	2007	2006
	U.S dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,876)	$(1,665)	$(69)	$(6,640)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	35	2		37
Gain from exchange rates on long term deposits	(3)			(3)
Share based compensation expenses	150	110		260
Expenses in respect of the convertibles debentures	1,624	74		1,698
Gain in relation with debt extinguishment	(867)			(867)
Liability for employee rights upon retirement	5			5
Increase in advance to related party	(3,550)			(3,550)
Decrease (increase) in other accounts receivable	59	(187)		(128)
Increase (decrease) in advance to minority shareholder	2	(2)
Increase in accounts payables	101	173		274
Increase (decrease) in other accounts payable-other	3,794	317	(8)	4,090

Net cash used in operating activities	(3,526)	(1,178)	(77)	(4,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits		(18)		(18)
Payment for purchasing of property and equipment	(854)	(525)		(1,379)

Net cash used in investing activities	(854)	(543)		(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	1,414	390	17	1,821
Loans received from shareholders	175			175
Loans received from related parties	353			353
Loans received from others	316			316
Proceeds from debt issuance			46	46
Proceeds from issuance of convertible debentures and
warrants net of issuance expenses	930	2,790		3,720

Net cash provided by financing activities	3,188	3,180	63	6,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,192)	1,459	(14)	210
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,470	11	25	68

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278	$1,470	$11	$278

NON-CASH TRANSACTION:
Conversion of promissory note into shares, see Note 12a		$28

Conversion of debentures into shares, see Note 12a	$25

Issuance of shares and warrants - in relation with debt extinguishment	$276

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. (“the Company”) will continue as a going concern. As of December 31, 2008, the Company had approximately $278 thousand in cash and cash equivalents, approximately $5,305 thousand in negative working capital, a shareholders’ deficit of approximately $3,947 thousand and an accumulated deficit during development stage of approximately $6,640 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that it’s business will require substantial additional investments that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash and loans received during the third and the fourth quarters in 2008, will not be sufficient to continue its operations through the next 12 months. The Company is also committed to repay the loans in a period less than a year. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

b.	General

The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

On July 6, 2005, the Company completed the sale of all of its oil and gas assets for the sum of $50,000.

Subsequent to the disposal of the Company’s principal operation – petroleum and natural gas resource properties, the Company is considered as a development stage enterprise since July 7, 2005, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 – “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since July 7, 2005, inception of becoming a development stage company, until December 31, 2008.

In May 2007 the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. (“Fuel”) a wholly owned subsidiary and Global N.R.G. Pacific Ltd. (“Pacific”) which the Company owned 50.1%. In October 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company are acting as the agriculture arm of the Company’s activities in the Bio Diesel field.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	General (continued):

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. YMP holds 49.9% interest of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 449 ordinary shares in Pacific, constituting 90% of YMP’s holdings in Pacific, for a consideration of $150 thousand, payable by the Company over a period of one year through the payment of ten monthly installments of $15 thousand each starting January 30, 2009. The Company exercised this right of purchase on October 8, 2008 and therefore as of December 31, 2008 the Company holds 95% of Pacific’s share capital. Additionally, during the first two years following the effective date of the agreement, YMP has the right to require the Company to purchase an additional 25 ordinary shares in Pacific held by YMP per year, for a total of $50 thousand, payable by the Company over a period of one year from the exercise of the right by YMP. The parties also agreed that at all times, the Company has the right to purchase the 50 remaining shares of Pacific held by YMP for an additional consideration of $100 thousand, payable by the Company over a period of one year from the exercise of the right by the Company. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company’s but the sum of $150 thousand will not be paid. According to this amendment the $150 thousand was not presented in these financial statements as a liability.

As to an agreement to issue to third party shares in Pacific constituting 44% of the outstanding shares of Pacific that was not fulfilled, see Note 5.

As to a term sheet with third party in which the third party is entitled to 2% of the share capital of Pacific that was not fulfilled, see Note 6.

After the balance sheet date, Global Ethiopia was sold in consideration of $700 thousand. Right after the sale, Pacific’s CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12), see Notes 16b. and 16c.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat’s technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat (“KDV machines”). As to commitments of the Company to AlphaKat, see Note 10c. As part of the agreement, the Company intends to order up to three KDV500 plants from AlphaKat. As of December 31, 2008 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the KDV500 and additional features that will be ordered.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	General (continued):

On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate a company, named AlphaKat – Global Energy GmbH (“AGEI”). Each party holds 50% of the shares of AGEI. AGEI is to provide worldwide marketing and sales services of KDV machines in consideration of 10% sale commission.

The Company is responsible to finance AGEI if such financing is required; AlphaKat has the right to object to any sale of KDV machines.

The Company has consolidated AGEI in accordance with FIN 46R “Consolidation of Variable Interest Entities, an interpretation of ARB no. 51” (“FIN 46R”). See d, below.

On February 6, 2008, each of AlphaKat and its President, Dr. Koch and AGEI entered into agreements, which were amended on July 8, 2008, with Covanta Energy Corporation, a wholly owned subsidiary of Covanta Holding Corporation (“Covanta”), owner and operator of waste-to-energy and power generation projects. Under the terms of these agreements, Covanta has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the KDV process in China, UK and the Republic of Ireland.

If Covanta’s tests on its first unit are positive and it wishes to proceed further with its deployment of the KDV process then it must begin by ordering five additional KDV500 units within twelve months of the commissioning date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of its first unit, Covanta must order a total of 600 KDV 500 units or the equivalent in terms of production capacity.

Covanta also granted the Company the right to fund and own up to 35% of each of Covanta’s KDV-based projects. In addition, Covanta has agreed to pay to the Company an amount equal to 10% of the gross revenue of each of Covanta’s KDV-based projects, regardless of whether the Company invests in these projects or not.

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2008 Covanta had paid $3,550 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount is presented in these financial statements as a liability to Covanta (“Advance from third party”) and as an asset (“Advance to related party”).

American Renewable Diesel (“American”) is a special purpose company owned and managed by Trianon Partners. On February 6, 2008, AGEI and American executed an agreement granting to American the right to sell and use the KDV technology in five states in the U.S.: Texas, California, New York, New Jersey and Florida for all types of feedstocks, except for household waste. Similar to the business arrangement with Covanta, the Company has the right to fund and own up to 51% of each of American’s KDV-based projects.

As of December 31, 2008, no such KDV-based projects were initiated.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	General (continued):

On November 11, 2008 the Company entered into a joint venture agreement with S.C. Supercom S.A. (“Supercom”), a Romanian company engaged in the business of collecting (and landfilling) municipal solid waste in and around the City of Bucharest, and S.C. Target Group S.R.L. (“Target”), a Romanian company. The Company and Supercom agreed to incorporate a legal entity in Romania under the name Super Energy S.A. (“Super Energy”), to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology.

The initial share capital of Super Energy S.A. is to be 51% held by us and 49% held by Supercom, with each contributing 5% of their shares to Target Group upon incorporation of Super Energy S.A. so that the share capital of Super Energy S.A. would be held in the following manner: our company – 46%, Supercom – 44%, and Target Group 10%. Initially, the board of directors of Super Energy S.A. will be comprised of four board members, with each of Supercom and ourselves entitled to appoint two.

All projects undertaken under this agreement are to be financed by Supercom providing 100% of the required equity via a special purpose vehicle, and Super Energy S.A. reimbursing Supercom for investments made on its behalf.

As of December 31, 2008 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding (“MOU”) with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. (“Shaanxi”), a company located in the People’s Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

c.	Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S dollar (“$” or “dollar”).

Most of the Company’s expenses are incurred in dollars. Most of the Company’s external financing is in dollars. The Company holds most of its cash and cash equivalents in dollars. Thus, the functional currency of the Company is the dollar (except AGEI which is EURO).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Functional Currency (continued):

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar are re-measured using the representative foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of transaction. The effects of foreign currency re-measurement are reported in current operations (as “financial expenses – net) and have not been material to date.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries mentioned above, and the accounts of the 50% owned entity (AGEI) which according to FIN 46R is a variable interest entity and the Company is the primary beneficiary.

Inter-company balances and transactions have been eliminated upon consolidation.

e.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

f.	Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives.

The annual depreciation set as follows: leasehold improvements are amortized over the term of the lease which is shorter than the estimated useful life of the improvements. Computers, software and electronic equipment are depreciated over three years. Tools and equipment and motor cycles are depreciated over five years. Furniture are depreciated over 14 years.

Construction in progress was not depreciated since it is not operational yet.

g.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended December 31, 2008, 2007 and 2006, no impairment losses have been identified.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company has adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivatives, including certain derivatives embedded in other contracts, and for hedging activities.

Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative, for accounting purposes, as: (1) hedging instrument, or (2) non-hedging instrument. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists. Changes in fair value of non-hedging instruments are carried to “financial expenses-net” on a current basis. To date, the Company did not have any contracts that qualify for hedge accounting under SFAS No. 133.

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

As to embedded derivatives arising from the issuance of convertible debentures, see Note 9.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Share-based payments

The Company implements SFAS No. 123 (revised 2004), “Share-based Payment”(“FAS 123(R)”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule using the graded vesting attribution method.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

k.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2008, 2007, and 2006 does not include common share equivalents, since such inclusion would be anti-dilutive. Disclosures required by SFAS 128, “Earnings per Share”, have been included in Note 14.

l.	Deferred income taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. See Note 13.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Uncertainty in income taxes

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance regarding how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FSP FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not result in any adjustment to the Company’s financial statements.

n.	Comprehensive loss

The Company has no component of comprehensive income loss other than net loss.

o.	Fair Value Measurement:

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), and the related effective FSPs SFAS 157 defines fair value, establishes a frameworks of measuring fair value and enhanced fair value measurement discloser. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

o.	Fair Value Measurement (continued):

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS 157 establishes hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs. For further disclosure, see Note 15.

The adoption of SFAS 157 and the related FSP’s did not have a material effect on the Company’s consolidated financial position and operating results.

p.	Newly issued accounting pronouncements:

1)	In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, “Accounting Changes and Error Corrections”. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

2)	In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued accounting pronouncements (continued):

3)	In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the non-controlling interests.

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

4)	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued accounting pronouncements (continued):

5)	In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. The Company plans to adopt the provisions of EITF 07-5 on January 1, 2009. The Company is currently assessing the impact of the adoption of EITF 07-5, if any, on its results of operations and financial condition.

6)	In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157". FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

7)	In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).SFAS 141(R) changes significantly the accounting for business combinations. Among the more significant changes, it expands the definition of a business and a business combination, changes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued accounting pronouncements (continued):

8)	In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt the FSP on January 1, 2009. The Company is currently assessing the impact of the adoption of APB 14-1 on its results of operations and financial condition.

9)	In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt EITF 07-1 on January 1, 2009. EITF 07-1 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-1 may have on the Consolidated Financial Statements. / The Company does not expect the adoption of this Statement to have a material effect on the Consolidated Financial Statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – OTHER ACCOUNTS RECEIVABLE:

	December 31
	2008	2007
	U.S dollars in thousands

Prepaid expenses	$69	$46
Governmental Institutions	14	21
Other receivable	63	120

	$146	$187

NOTE 3 – PROPERTY AND EQUIPMENT:

	December 31
	2008	2007
	U.S dollars in thousands

Cost:
Advances on account of
acquisition of machinery	$931	$488
Construction in progress	194
Tools and equipment	128
Motor Cycles	32
Computer software and electronic equipment	42	24
Furniture	37
Leasehold improvements	15	13

	1,379	525
Less, accumulated depreciation and amortization	37	2

	$1,342	$523

NOTE 4 – ACCOUNTS PAYABLE – OTHER:

	December 31
	2008	2007
	U.S dollars in thousands

Accrued expenses	$445	$234
Employees and payroll accruals	102	80
Government authorities	3	3

	$550	$317

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – SHORT TERM LOANS

	December 31
	2008	2007
	U.S dollars in thousands

Loan from third party (a)	216
Loan from other third party (b)	105

	$321

(a)	On October 26, 2008, Pacific entered into a Loan Agreement (the “Agreement”) with third party (“the Lender”). The lender is the brother of one of the controlling shareholders of Carrigain Investment Ltd, which is the controlling shareholder of the Company. It was agreed that the Lender shall loan Pacific an aggregate of $400 thousand, with $300 thousand being transferred to Pacific in three equal installments during October and November 2008 and $100 thousand will remain on-call. The loan is to be fully repaid to the Lender by May 1, 2009 and will bear no interest. In addition, the Company shall give a corporate guarantee for the repayment of the loan. In addition Pacific will issue to the Lender shares in Pacific constituting 44% of the outstanding shares of Pacific. Also, upon acquisition of additional 5% of the shares in Pacific held by YMP (see Note 1b), the Company shall transfer said 5% shares to the Lender, no later than November 1, 2010. In the case of default in the loan repayment, the debt shall be transferred to the Company, and the Lender shall be entitled to 1,000,000 shares of the Company at no cost.

As of December 31, 2008, the amount that was transferred to Pacific was $216 thousand and the agreement was not fulfilled.

After the balance sheet date, amount of $128 thousand was repaid by Pacific.

(b)	On July 9, 2008, Pacific entered into a term sheet for a loan with another third party (“term sheet”). It was agreed in the term sheet that the third party will loan Pacific an amount of $400 thousand in consideration for some percentages in the share capital of Pacific and collaborations in projects in Ethiopia and non competition understandings in some parts of Ethiopia. On July, 2008, the third party loaned Pacific an amount of $100 thousand that should have been repaid no later than November 30, 2008 and entitled the third party to 1% of the share capital of Pacific. Since it was not repaid, according to the term sheet, this amount bears a weekly interest rate of 1% from the repayment date until the actual date of repayment and entitles the third party to 2% of the share capital of Pacific (interest accrued until the balance sheet date is approximately $5 thousand).

After the balance sheet date, an amount of $78 thousand out of the loan was repaid.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – SHORT TERM LOANS FROM RELATED PARTIES:

	2008	2007
	U.S dollars in thousands

Loan from a shareholder (a)	$178
Loans from other shareholders (b)	18	$18
Loan from a related party (a)	156
Loans from other related parties (c)	200

	$552	$18

(a)	Loans to Pacific from a shareholder and a related party are bearing interest at an annual rate of 4% and are due on January 1, 2009. After the balance sheet date, amounts of $234 thousand out of the loans were repaid. According to the terms of the agreement with the shareholder, since it was not repaid on January 1, 2009, the loan should bear interest at a monthly rate of 3% from that date.

(b)	The Company borrowed $18 thousand from four shareholders of the Company on May 4, 2006. The loans are unsecured, non-interest bearing and due on demand.

(c)	Loan that was received from related parties and was back to back with a loan they had received from a bank. The loan was granted for one month and has revolved for one month each time since. The interest rate is changing and is determined each month by the bank. As of December 31, 2008, the interest rate was 7%.

NOTE 7 – ADVANCE TO MINORITY INTEREST SHAREHOLDER:

On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate AGEI, see note 1b. According to the agreement the Company has provided a loan to the shareholders of AlphaKat. The terms of the loan has not yet been set.

NOTE 8 – FINANCIAL EXPENSE – NET:

	2008	2007
	U.S dollars in thousands

Interest on convertible debentures (see Note 9)	$1,726	$160
Expenses (income) from evaluating the fair value of
the conversion option of the debentures (see Note 9)	78	(86)
Other	11	2

	$1,815	$76

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. As of December 31, 2007 three installments in the sum of $3 million principal were issued for consideration of $2.8 million. The last installment was due after a registration statement for the underlying shares is declared effective by the Securities and Exchange Commission (“SEC”). The Debentures bear interest at 10% per annum, the payments of the principals and interest was due to commence on July 31, 2008 and continuing on each successive month thereafter until October 2010. The Debentures are convertible, at the option of the investor at any time, into shares of the Company’s common Shares at a conversion price which is defined as the lower of an applicable conversion price of $2.2 per share or 95% of the lowest volume weighted average price during the 15 prior trading days. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price,(2) the underlying shares registration statement is effective and (3) no event of default has occurred.

If any event of default occurred, the full unpaid principal amount of these Debentures, together with interest shall become at the investor’s election, immediately due and payable in cash. In conjunction with this financing, the Company issued to the private investor 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.35 and 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.50. The conversion of the Debentures and the exercise of the warrants are subject to further adjustments and conditions as further set out in the Debentures Agreement.

On March 20, 2008, the Company signed an amendment to the Debentures Agreement. The Company agreed to amend certain sections of the agreement dated July 2007 as follows:

—	The private investor agreed to purchase the fourth installment of $1 million in two equal installments, the first installment was on the date of the amendment and the last $0.5 million was due after a registration statement for the underlying shares is declared effective by the SEC. On May 13, 2008, the registration statement was declared effective and the investor purchased the last installment;

—	The applicable conversion price was reduced from $2.20 to $1.25 for all debentures outstanding;

—	The exercise prices of the warrants were reduced from $2.50 and $2.35 to $1.25.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

On July 15, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants (“offering”), the Company entered into amended agreement with the Investor. The agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures Agreement in consideration of:

—	The Company issued the Investor 200,000 restricted shares of its common stock (the restriction is on their trade-ability for the first 180 days after registration):

—	The applicable conversion price was reduced from $1.25 to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the offering eventually did not take place, the applicable conversion price was not reduced);

—	The exercise price of the warrants was reduced from $1.25 to the same exercise price of warrants that were to be issued in the offering. The amount of warrants was also adjusted (increased) according to the proportion between the exercise price before the offering and the exercise price afterwards (since the offering eventually did not take place, the exercise price and number of warrants was not changed).

On September 22, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants (“offering”), the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments. The amendment was become effective as of September 30, 2008. The Amendment allows the Company the following:

—	The applicable conversion price was further reduced to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the shares were eventually sold in the offering at the price of $0.1 per share, the new applicable conversion price is $0.1);

—	The exercise price of the warrants was further reduced to the same exercise price of warrants that were to be issued in the offering. The amount of warrants were also adjusted (increased) according to the proportion between the exercise price before the offering and the exercise price after (since the shares were eventually sold in the offering at the price of $0.1 per share, the new exercise price is $0.1 and the warrants increased from 600,000 to 7,500,000);

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

—	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);

—	The interest rate on the Debentures was increased from 10% to 12% as of that date;

—	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering (see Note 12a) to the debenture investors;

—	The repayment schedule of the Debentures was revised and commenced in November 2008.

In addition, it was also agreed in the third amendment that the Company has to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of this Debenture, together with interest shall become at the Investor’s election, immediately due and payable in cash.

The Company analyzed the difference between the value of the Debentures using the original terms compare to the value of the Debentures using the new terms under EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and found this difference is greater than 10%, therefore it was determined to account this transaction as debt extinguishment. Accordingly the Company recorded a gain from extinguishment of $867 thousand.

If any event of default occurred, the full unpaid principal amount of these Debentures, together with interest shall become at the Investor’s election, immediately due and payable in cash. The conversion option included within each of the Company’s Debentures does not meet all the conditions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” related to equity classification and therefore should be bifurcated from the debt host contract. In addition the put option and call option are considered as embedded derivatives that require bifurcation, therefore these instruments are evaluated each reporting period and the difference in fair value is recorded as financial income or expense.

On December 5, 2008, $25 thousand of the principal amount of Debentures were converted into 314,070 shares of the Company (at a conversion price of $0.0796 per share).

As to conversion of Debentures into shares after the balance sheet date, see Note 16a.

During 2009, with the understanding of the investor, The Company did not carried out certain conversions according the schedule in the amendments. In now days, the Company is negotiating with the investor to amend the current obligations.

On December 31, 2008, the Company re-measured the fair value of the embedded derivatives features at approximately $3,441 thousand.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

Following are the details of the Debentures:

	December 31,
	2008	2007
	U.S dollars in thousands

Principal	$187	$1,426
Accrued interest	376	160
Conversion option	3,516	1,032
Call option	(75)	*

	$4,004	$2,618

* Representing an amount less than $1,000

The notes are secured by a pledge on all of the Company’s assets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

a.	Fuel currently leases office in Ramat Gan, Israel, under operating lease agreement, which expires at August 2009. The monthly rent is approximately $4 thousand.

b.	The Company gave guarantee to all of Pacific’s loans (approximately $650 thousand), see notes 5 and 6.

c.	Under the agreement signed with AlphaKat (see Note 1b) with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste, the Company agreed to: 1) Provide financial support for the project, 2) Purchase up to three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments of ˆ10 thousand to AlphaKat for consulting (until December 31, 2008, the Company paid AlphaKat an amount of $931 thousand on account of the first KDV500 turbine).

d.	On October 5, 2007, Global Ethiopia, entered into lease agreements with the Southern Nations Nationalities People’s Regional State, Ethiopia, (“SNRS”), for a 50 year lease of 20,000 hectares of rural land located in the Gamo Gofa zone in the SNRS for the purpose of cultivating castor seeds and 15 hectares of land located in the Gamu Gofa zone, Kucha Woreda, in the SNRS for the purpose of operating an oil crushing plant through an existing facility on the property.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued):

The agreements are subject to, among other things, the following conditions: (i) Global Ethiopia must pay SNRS a rental fee of Birr 47 (approximately $4.70) or Birr 78 (approximately $7.85) per hectare per year, depending on whether the leased land is defined as second or first class agricultural land, respectively; (ii) Global Ethiopia must completely develop the 20,000 hectares leased to it within eight years of the execution date of the agreement, including planting and maintaining trees or other oil producing crops. If no development process is carried out within a period of four years from the date of execution of the agreement, then the undeveloped land may be repossessed by SNRS by giving six months advance written notice to abandon the land; (iii) Global Ethiopia must completely develop the 15 hectares leased to it within three years of the execution date of the agreement; (iv) Global Ethiopia must perform a survey on the 20,000 hectares within 24 months of the execution date of the agreement;

After the balance sheet date, Global Ethiopia was sold in consideration of $700 thousand, see Note 16b.

e.	Under a joint venture agreement signed with Supercom to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology, the Company is obligated to submit to Super Energy a detailed contract for the purchase of the KDV system (“the First System”) which shall detail the price, payment terms, timetable and manufacturer guaranties. In addition, the Company will guaranty the supply of the necessary catalizator in connection with the First System for a period of at least ten years and AGEI will guarantee together with the producer of the equipment the good function of the installation to the established parameters, respectively processing municipal solid waste and proceeding 500 liters of diesel per hour.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – RESTRICTION PLACED IN RESPECT OF LIABILITY

According to the third amendment between the Company and the Investor to the Debentures Agreement, dated September 22, 2008, (refer to Note 9), it was agreed that the Company has to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of these Debentures, together with interest shall become at the Investor’s election, immediately due and payable in cash. As of December 31, 2008 and as of the date of the approval of these financial statements the Company is complied with the approved budget.

NOTE 12 – SHARE CAPITAL:

a.	Common shares

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

Common stock confers on its investors the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

On October 24, 2006, the Company issued 1,331,764 common shares at a price per share of $0.01 for an aggregate consideration of $13 thousand.

On February 7, 2007, the Company issued 17,031,000 common shares at a price per share of $0.01 for consideration of approximately $170 thousand.

On April 30, 2007, the Company issued a total of 40,175,000 common shares at a price per share of $0.01 for consideration of approximately $402 thousand of which approximately $47 thousand was paid in cash, $28 thousand was paid by conversion of $28 thousand promissory note and approximately $327 thousand was paid via the issuance of non interest notes receivables having maturities up to one year. An amount of $150 thousand was collected in 2008, the rest was collected in previous years.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

a.	Common shares (continued):

On July 15, 2008, the Company issued 200,000 restricted shares to the Debenture investors, see also Note 9.

On September 22, 2008, the Company issued an additional 1,000,000 restricted shares to the Debenture investors, see also Note 9.

On September 30, 2008, the Company entered into a Securities Purchase Agreement with twenty-seven accredited investors for the sale of 30 units at a purchase price of $50 thousand per unit for total consideration of $1,500 thousand. Each unit consists of 500,000 shares of common shares and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. As finders fee, in connection with the securities purchase agreement, the Company paid $389 thousand, as well as issued 1,500,000 share purchase warrants fully vested exercisable at $0.10 to the placement agent.

The net consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black-Scholes option-pricing model is $744 thousand and was based on the following assumptions: dividend yield of 0%; expected volatility of 206%; risk-free interest rate of 3.91%; and expected term of 5 years.

On November 4, 2008, as part of the brokered private placement that took place on September 30, 2008 (see above), the Company sold an additional 4 units at a purchase price of $50 thousand per unit for total consideration of $200 thousand. Each unit consists of 500,000 shares of common shares and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. As finders fee, in connection with the securities purchase agreement, the Company paid $47 thousand, as well as issued 200,000 share purchase warrants fully vested exercisable at $0.10 to the placement agent.

The net consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black-Scholes option-pricing model is $99 thousand and was based on the following assumptions: dividend yield of 0%; expected volatility of 209%; risk-free interest rate of 3.51%; and expected term of 5 years.

On December 5, 2008, $25 thousand of the principal amount of Debentures were converted into 314,070 shares of the Company, see also Note 9.

As to the issuance of warrants, see Note 9.

As to issuance of shares after the balance sheet date, see Note 16a.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

b.	Stock option plan

In 2007, the Company established the 2007 share option plan, which provides for the issuance of up to 8,500,000 of the Company’s common shares.

In March 2009, the Company increased the total number of shares reserved for issuance under the share option plan to 12,150,000 shares.

In April 2007, the Company granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share, to the CEO, the options vest in four equal batched over a period of four years from the date of the option, provided that the CEO is still the Company’s employee. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term.

Expected volatility was based on the average of similar companies in the market due to insufficient trade volume of the share of the Company. The expected option term represents the contractual period of the stock options as defined in the option agreement. The Company has historically not paid dividends and has no foreseeable plans to do so. Risk-free interest rates are based on quoted H15 report of the Federal Reserve Board.

The fair value of the Company’s stock options granted to the CEO was estimated using the following weighted average assumptions:

Risk free interest	4.63%
Dividend yields	0
Volatility	250%
Expected term (in years)	10

The fair value of the options granted to the CEO using the Black-Scholes model is $0.01 per option.

On May 7, 2007, the Company granted 400,000 stock options to a service provider for Investor Relations and Marketing Advisor services. 200,000 options were exercisable immediately at an exercise price of $0.01 per share. 200,000 additional options were intended to vest effective May 1, 2008, on a pro rata basis in the event the service provider was not to give services to the company until May 1, 2008. The agreement with the service provider was terminated as of January 1, 2008, and at that date 50,000 options were forfeited, another 150,000 options were vested and exercisable at an exercise price of $0.01 per share until they were canceled three month after the termination of the agreement,

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

The calculated fair value of the abovementioned warrants amounted to $92 thousand. This fair value was estimated using the following weighted average assumptions:

Risk free interest	3.34%
Dividend yields	0
Volatility	250%
Expected term (in years)	1 year

In January 31, 2008, the Board of Directors approved the following options grants: 1,150,000 to three directors (350,000 options each) pursuant to the Company director compensation plan, at an exercise price of US $2.2 per share, and 1,150,000 incentive options granted to executive officer pursuant to an employment agreement effective November 1, 2007. Two of the three directors have resigned on September 2008, their 700,000 options were forfeited and none were vested. The executive officer resigned on November 2008, his 1,150,000 were canceled and none were vested.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	3.93%
Dividend yields	0
Volatility	230%
Expected term (in years)	10

The fair value of the options granted above using the Black-Scholes model is $0.55 per option.

On December 29, 2008, the Company reduced the exercise price of the remaining 350,000 from an exercise price of $2.2 per share to exercise prices ranging from $0.15 per share to $0.2 per share.

The fair value of the stock options that their exercise price was reduced, was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.45%
Dividend yields	0
Volatility	263%
Expected term (in years)	9.1

Since there is not material difference between the value of these modified options at the original grant date and at the modification date, no additional expense was recorded.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

On May 21, 2008, the Company granted options to a consultant to purchase 226,415 of the Company’s common shares of $0.001 par value, the options were immediately vested and exercisable at an exercise price of $1.25 per share. The fair value of the options granted was $85 thousand. On September 24, 2008, the Company announced the appointment of the consultant to its Board of Directors.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	2.66%
Dividend yields	0
Volatility	208%
Expected term (in years)	4

On December 29, 2008, the Board of Directors of the Company resolved the granting of 2,350,000 options to four directors of the Company, exercisable for five years at an exercise prices ranging from $0.15 per share to $0.2 per share, to be vested on the second anniversary of grant.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.45%
Dividend yields	0
Volatility	263%
Expected term (in years)	5

The fair value of the options granted above using the Black-Scholes model is $0.07 per option.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

A summary of the status of the stock options granted to employees and directors as of December 31, 2008 and 2007, and changes during the year ended on those dates, is presented below:

	Year ended December 31,
	2008		2007
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$

Options outstanding at
beginning of year	5,055,021	0.01
Changes during the year:
Granted - at an exercise
price above market price	4,900,000	1.08	5,055,021	0.01
Forfeited	2,200,000	2.20

Options outstanding at end
of year	7,755,021	0.07	5,055,021	0.01

Options exercisable at end
of year	1,263,755		-

Weighted average fair
value of options granted
during the year	$0.30		$0.01

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2008 and 2007 were $150 thousand and $25 thousand, respectively.

The following table presents summary information concerning the options outstanding as of December 31, 2008:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Aggregate intrinsic value
$		Years	$	$

0.01	5,055,021	8.33	0.01	0.06
0.15 to 0.20	2,700,000	5.53	0.175	-

	7,755,021	7.36	0.10	0.06

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

The following table presents summary information concerning the options exercisable as of December 31, 2008:

Range of exercise prices	Number exercisable	Weighted Average Remaining Contractual Life	Weighted average exercise price	Aggregate intrinsic value
$		Years	$	$

0.01	1,263,755	8.33	0.01	0.06

A summary of the status of the stock options granted to non-employees as of December 31, 2008 and 2007, and changes during the year ended on those dates, is presented below:

	Year ended December 31
	2008		2007
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$

Options outstanding at
beginning of year	400,000	0.01
Changes during the year -
granted - at an exercise
price above market price	226,415	1.25	400,000	0.01
Forfeited	200,000	0.01

Options outstanding at end
of year	426,415	0.67	400,000	0.01

Options exercisable at end
of year	426,415		200,000

The Company recorded stock compensation of $85 thousand and $92 thousand during the years ended December 31, 2008 and 2007, respectively, related to consulting services.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SHARE CAPITAL (continued):

The following table presents summary information concerning the options outstanding and options exercisable as of December 31, 2008:

exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Aggregate intrinsic value
$		Years	$	$

1.25	226,415	2.39	1.25
0.01	200,000	3.33	0.01	0.06

	426,415	2.83	0.67	0.06

As of December 31, 2008 no options were exercised.

As of December 31, 2008, there were $799 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

NOTE 13 – INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

The income of the company’s Israeli subsidiaries is taxed through 2008 at the rate of 27%. The corporate tax rates for 2009 and thereafter are as follows: 2009 – 26% and for 2010 and thereafter – 25%.

For subsidiaries, local commercial and tax legislation contains provisions that may imply more than one treatment for a transaction. Thus, management’s judgment of the companies’ business activities and transactions may not coincide with the interpretation of the tax authorities. In the event that a particular transaction is challenged by the tax authorities the subsidiaries may incur penalties and taxes on present and past transactions. Management believes that the financial statements adequately reflect the activities of the subsidiaries.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – INCOME TAXES (continued):

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2008 and 2007 is as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry-forward	$2,274	$440
Valuation allowance	(2,274)	(440)

	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands

Valuation allowance, December 31, 2007	$440
Increase	1,834

Valuation allowance, December 31, 2008	$2,274

At December 31, 2008, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $5,633 thousand and net operating loss carry forwards of approximately $5,633 thousand for Nevada state income tax purposes. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States be severely limited under the Internal Revenue Code for losses incurred prior to 2007.

Carryforward losses of the Company’s Israeli subsidiaries aggregate $1,437 thousand at December 31, 2008.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48. The adoption did not result in any adjustment to the Company’s financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2008	December 31, 2007

Options:
Weighted average number, in thousands	5,515	3,370
Weighted average exercise price	$0.17	$0.01
Warrants:
Weighted average number, in thousands	6,912	542
Weighted average exercise price	$0.05	$0.81
Convertible Debt:
Weighted average number, in thousands	10,055	263
Weighted average Conversion price	$0.58	$2.2

NOTE 15 – FAIR VALUE OF FINANCIAL ASSETS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

NOTE 15 – FAIR VALUE OF FINANCIAL ASSETS (continued):

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

The Company’s liabilities that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair value measurements at reporting date using
Description	Fair value at December 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded derivative:
Conversion option	$3,516			$3,516
Call option	$(75)			$(75)
Put Option	*			*

The Company held no Level 1 and Level 2 financial assets during the year ended December 31, 2008.

The Embedded Derivative – conversion call and the options included in Level 3 above was valued using information provided by the Company. In its evaluation the Company used Merton’s model. thr Company used the market stock price for the evaluation (in spite of the problem of low trade volume of the stock), the Company used the interest rate of 1.95% and measured the volatility from the volatility of the traded stock (263%).

Changes in the Embedded Derivative – conversion options included in Level 3 above during the year ended December 31, 2008 were as follows:

Level 3

Balance January 1, 2008	$1,032
Total gains or losses (realized /unrealized)	78
Purchases, issuances and settlements	2,331

Balance December 31, 2008	$3,441

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – SUBSEQUENT EVENTS:

a.	On January 5, 2009, $35 thousand of the Principal amount of Debenture were converted into 1,228,070 shares of the Company (a conversion price of $0.0285 per share). In addition, four payments of $10 thousand each were made to the investor. During 2009, with the understanding of the investor, The Company did not carried out certain conversions according the schedule in the amendments. In now days, the Company is negotiating with the investor to amend the current obligations.

b.	On March 3, 2009 Pacific entered into an agreement to sell all the share capital of Global Ethiopia. Subject to the closing, the buyer agreed to pay Pacific the sum of $700 thousand in two installments: $595 thousand at closing and $105 thousand on March 1, 2010. The closing occurred on March 18, 2009, the two installments were deposited to escrow and until the date of approval of these financial statements the amount of the first installment was released from escrow. The Company is obligated to all of the disclosures that were presented in the agreement

c.	Following the selling of Global Ethiopia by Pacific, on April 1, 2009 Pacific’s CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

d.	In March 2009, the Company increased the total number of shares reserved for issuance under the share option plan to 12,150,000 shares, see note 12b.

e.	In April 2009, an amount of $440 thousand was repaid out of Pacific’s loans, see Notes 5 and 6.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).  Controls and Procedures

    (a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we didn’t have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

    (b)        Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

—	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of April 4, 2009.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi	54	President, Chief Executive Officer,
		Secretary and Director
Alex Werber	53	Treasurer and Chief Financial Officer
Avner Raanan(1)	58	Director
Amir Elbaz(2)	32	Director
Nissan Caspi(3)	51	Director
Yehezkel Ram(4)	59	Director

(1) Member of the Audit Committee.

(2) Chairman of the Compensation Committee and member of the Audit Committee.

(3) Chairman of the Audit Committee.

(4) Member of the Compensation Committee.

        Asi Shalgi. Mr. Shalgi has served as our President, Chief Executive Officer and director since April 2007. He has more than 20 years of experience and involvement in the private and public sector. He has served as general manager and director for industrial and agriculture companies with significant export activities. He was the director general of the Israeli Ministry of Energy and Infrastructure. During his term with the Ministry he was involved in the peace treaty negotiations with Jordan on the energy annex. He was responsible for new legislation regarding electricity in Israel that allowed the involvement of Independent Power Producers and the implementation of the Public Utility Authority that regulates the energy sector and prices in Israel. He has been involved in the power and water sector mainly in developing and financing IPP projects. This has included developing, financing, building and operating the first private power plant in Israel, and the first private water desalination plant in Israel. He served in the Israeli Defense Forces and retired as a Lieutenant Colonel. Mr. Shalgi received an Engineering degree for Industry and Management from Tel Aviv University.

        Alex Werber. Mr. Werber has served as our Treasurer and Chief Financial Officer since May 2007. He is a Certified Public Accountant with over 15 years of financial management experience in privately held and publicly traded companies. He has served as controller and chief financial officer for several public companies since 1983. During the past decade he specialized in the hi-tech sector, serving in managerial positions including controller, VP Finance and chief financial officer. He received a B.A. in Economics and Accounting from Tel Aviv University, where he completed post-graduate studies in Accounting.

        Avner Raanan. Mr. Raanan has served as our director since December 2007. He has vast technical and managerial experience in venture capital investments, business consulting, managing multi-million dollar projects, developing airborne electronic warfare systems and air to air missiles. Mr. Raanan founded Avnan Enterprises Ltd., an investment company that invests in early stage start up companies. Mr. Raanan is currently a Ph.D. candidate at Bar-Ilan University, Israel. He received an M.Sc. in Business Administration and a B.Sc. in Electronic and Computer Engineering from Ben-Gurion University in Israel.

        Nissan Caspi. Mr. Caspi has served as our director since September 24, 2008. He has considerable experience in the public infrastructure projects sector and is an expert in the analysis and financing of infrastructure projects. Mr. Caspi owns his own accounting firm, Caspi Ben David and Co. CPA (Israel), and is currently Co-CEO of Eco Capital Ltd., an entity which he founded, and which develops independent power and water projects in Israel. Mr. Caspi was the Chief Financial Officer of Veolia Israel (formerly Vivendi), and also held a number of positions in various projects and companies owned by Veolia. In 2001-2002, he led the financing of VID Desalination Ltd., the largest Israeli sea water desalination project, which produces 100,000,000 cubic meters of fresh water per year. In 2005, this project received an award for the most successful BOT project in the world from the Association for Infrastructure Projects. Mr. Caspi was also formerly Chairman of INFRA (Insurance Fund for Natural Risks in Agriculture), an Israeli government-backed entity. Mr. Caspi was also a former head of the accounting department and accounting lecturer at the Hebrew University of Jerusalem. Mr. Caspi holds an MBA from the Hebrew University of Jerusalem, a B.A. degree in accounting and economics from the Hebrew University of Jerusalem, and a he is a CPA (Israel).

        Yehezkel Ram. Mr. Ram has served as our director since October 6, 2008. Mr. Ram is the founder of Ram Power Inc., a California based company engaged in developing cutting-edge geothermal and solar thermal solutions. Prior to founding Ram Power Inc., Mr. Ram led the North American Business Development Department of Ormat Technologies, a global player in the development, manufacturing, marketing and financing of innovative power systems. In this position, Mr. Ram was instrumental in creating shareholder value of approximately $26 billion. While at Ormat, Mr. Ram initiated and executed the aggressive North American acquisitions of geothermal plants which provided the base for Ormat growth in this decade. Additionally, he was involved with various financings at Ormat in the aggregate amount of almost a billion dollars and was instrumental in the negotiation of power purchase agreements with some of the leading electric utilities in North America. Mr. Ram earned a B.Sc. in Mechanical Engineering from Ben-Gurion University, Israel in 1975, his MS in Mechanical Engineering from Ben Gurion University in 1977, and his MBA from the Hebrew University in 1978.

        Amir Elbaz. Mr. Elbaz has served as our director since September 22, 2008. He specializes in corporate financing and strategic planning for private and public companies. Mr. Elbaz has served as the Executive Vice President, Chief Financial Officer and director of Lithium Technology Corporation since October 11, 2006. At Lithium Technology Corporation, Mr. Elbaz oversees its finances, reporting and the planning of its business ventures. Previously, Mr. Elbaz served as a senior associate of Arch Hill Capital, NV, a Dutch venture firm, where he played an active role in the management and business development of two of its portfolio companies. Mr. Elbaz also served as Vice President of Corporate Finance at Cornell Capital Partners, LP, where he sourced, structured and managed investments in more than a dozen public and private companies. Prior to joining Cornell Capital, Mr. Elbaz served for several years as an analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York. In that capacity, Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies and was in charge of the financial aspects of the day-to-day operations. Mr. Elbaz holds a B.A. from the University of Haifa, Israel, and an MBA in Finance & Investments from Bernard Baruch College, CUNY, New York.

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

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Amir Elbaz	1	None	None

Ram Yehezkel	1	None	None

Nissan Caspi (1)	None	None	1

(1) Form 3 of Nissan Caspi was filed subsequent to December 31, 2008.

Nominating Committee

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

        A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing under “Business”.

Audit Committee

        The audit committee is comprised of Nissan Caspi (chairman), Amir Elbaz and Avner Raanan. The audit committee assists the board of directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and the legal compliance of the Company and its subsidiaries. The audit committee operates under a charter adopted by the board of directors.

Compensation Committee

        The compensation committee is comprised of Amir Elbaz (chairman) and Hezy Ram. The compensation committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and executives. The primary objective of the committee is to develop and implement compensation policies and plans that are appropriate for the Company in light of all relevant circumstances, its level of operations and which provide incentives that further the Company’s long-term strategic plans and are consistent with the culture of the Company and the overall goal of enhancing enduring shareholder value. The compensation committee operates under a charter adopted by the board of directors.

Code of Ethics

        We have not yet adopted a corporate code of ethics. Given our current operations, management does not believe a code of ethics is necessary at this stage of our development.

Audit Committee Financial Expert

        Our board of directors determined that Mr. Nissan Caspi qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. Mr. Nissan Caspi is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 11.  Executive Compensation

        The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2008 and 2007.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation		Total ($)

Asi Shalgi	2008	147,394		Nil	Nil	20,010	(2)	Nil	Nil	Nil		167,404
President, CEO	2007	115,259	(1)	Nil	Nil	17,552	(2)	Nil	Nil	Nil		132,811
and Director

Alex Werber	2008	78,000		Nil	Nil	Nil		Nil	Nil	Nil		78,000
CFO	2007	30,000		Nil	Nil	Nil		Nil	Nil	Nil		30,000

Christopher Kape
Former President,	2008	-		-	-	-		-	-	-		-
CEO, CFO,	2007	63,195		Nil	Nil	Nil		Nil	Nil	Nil		63,195
Secretary and
Director (3)

Yossi Raz
VP for Project	2008	168,427		Nil	Nil	Nil		Nil	Nil	20,302	(5)	188,729
Development and	2007	108,667	(4)	Nil	Nil	Nil		Nil	Nil	Nil		108,667
CTO

Yanai Man,
CEO of Global
NRG. Pacific Ltd.	2008	168,682		Nil	Nil	Nil		Nil	Nil	Nil		168,682
and Global	2007	88,865		Nil	Nil	Nil		Nil	Nil	Nil		88,865
Energy
Ethiopia(6)

(1)	Including social benefits. Mr. Shalgi did not receive any compensation as a director of our company.

(2)	5,055,021 options were issued to Mr. Shalgi on April 30, 2007. The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles. These options began vesting on April 30, 2008.

(3)	Elected as director and appointed President, Chief Executive Officer, Secretary and Treasurer on April 5, 2005. As of November 5, 2007, Christopher Kape resigned as secretary and from our Board of Directors. As of May 6, 2007 Christopher Kape resigned as our Treasurer and Chief Financial Officer. As of April 30, 2007, Christopher Kape resigned as our President and Chief Executive Officer.

(4)	Mr. Raz was appointed as VP for Project Development and CTO on November 1, 2007. Mr. Raz resigned from these positions on November 1, 2008.

(5)	Mr. Raz received $20,302 as a success fee.

(6)	Effective April 1, 2009, Mr. Yanai Man resigned from his position as CEO of Global NRG. Pacific Ltd. The shares of Global Energy Ethiopia were sold to Presaco Investments Ltd. on March 18, 2009

        Effective May 6, 2007, we appointed Alex Werber as our new Treasurer and Chief Financial Officer and entered into an employment agreement, pursuant to which it was agreed Mr. Weber should be employed on a part-time basis and paid a monthly salary, payable immediately upon receipt of his invoice, at a gross monthly rate of $2,500, to be paid in NIS translated pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date. Under the employment agreement, Mr. Werber and the Company agreed to open and maintain a study fund. We agreed to contribute to the fund an amount equal to 7.5% of each monthly salary payment up to the maximum amount recognized for tax benefits pursuant to the Income Tax Ordinance, and Mr. Werber agreed to contribute to the fund an amount equal to 2.5% of each monthly salary payment up to the maximum amount recognized for tax purposes pursuant to the Income Tax Ordinance. In addition, we agreed to provide Mr. Werber (including his heirs, executors and administrators) with coverage under a standard directors’ and officers’ liability insurance policy at our expense.

        On December 1, 2007, Mr. Werber’s employment agreement was amended, pursuant to which his salary was increased to a gross monthly salary of US $5,000. All other terms of the employment agreement remain unchanged and in full force and effect.

        On April 30, 2007, we appointed Asi Shalgi as our new President and Chief Executive Officer and entered into an employment agreement. Under the terms of the agreement, Asi Shalgi is being paid a monthly base salary of $10,000. In addition, on April 30, 2007, we granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share to Asi Shalgi. Mr. Shalgi has also been appointed to our board of directors (for more details regarding his compensation as director see below, “Director Compensation Policy”).

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi					April 30,
President,	1,263,755	3,791,266	Nil	$0.01	2017	Nil	Nil	Nil	Nil
CEO and Director (1)

Alex Werber
Treasurer and	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO

Yossi Raz
VP for Project
Development and	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CTO

Yanai Man,
CEO of Global
NRG. Pacific	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lt. and Global
Energy Ethiopia

(1)	Asi Shalgi was granted 5,055,021 stock options on April 30, 2007 to vest at a rate of 25% per year beginning April 30, 2008. Effective January 31, 2008, the expiration date of the options was extended to April 30, 2017.

Director Compensation Policy

        On November 2, 2007, we adopted a director compensation policy for all directors pursuant to which we authorized the issuance to each of our directors of 200,000 options at an exercise price of $0.56 per share.

        On November 18, 2007, the compensation policy was amended such that each director would be authorized to receive 350,000 options at an exercise price of $2.20 per share, rather than 200,000 options at an exercise price of $0.56 per share.

        On January 31, 2008, we decided to provide for payment of $1,000 per month to each director as compensation.

        On November 2, 2007, we elected Yehuda Eliraz and Yair Aloni to serve on our board of directors. On November 20, 2007, Mr. Eliraz resigned from our board of directors. Effective September 25, 2008, Mr. Aloni resigned from our board of directors.

        On December 6, 2007, we appointed Josef Neuhaus and Avner Raanan to our board of directors. On January 31, 2008, pursuant to the director compensation policy, we issued to each of Josef Neuhaus, Yair Aloni, and Avner Raanan options to purchase 350,000 shares of our common stock at an exercise price of $2.20 per share. The stock options were issued in accordance with the terms of the share option plan adopted in May 2007. Mr. Raanan’s options are exercisable until December 6, 2017. Mr. Aloni resigned as a director effective September 25, 2008 and Mr. Neuhaus resigned as director effective September 22, 2008. Their options terminated on their respective dates of resignation.

        We issued the stock options to Messrs. Neuhaus, Aloni and Raanan, who are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as ameded), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Josef Neuhaus(5)	9,000		Nil	Nil	(2)	Nil	Nil	Nil	9,000

Avner Raanan	12,000	(2)	Nil	44,214	(3)	Nil	Nil	Nil	56,214

Yair Aloni(6)	9,000		Nil	Nil	(4)	Nil	Nil	Nil	9,000

Nissan Caspi(7)	3,000		Nil	187	(9)	Nil	Nil	Nil	3,187

Amir Elbaz(7)	3,000		Nil	189	(9)	Nil	Nil	Nil	3,189

Yehezkel Ram(8)	3,000		Nil	186	(9)	Nil	Nil	Nil	3,186

(1)	For the fiscal year ended December 31, 2008.

(2)	350,000 options were granted on January 31, 2008 and were to begin vesting on December 6, 2008. Mr. Neuhaus resigned from our board of directors effective September 22, 2008 and his unvested options terminated on that date.

(3)	350,000 options were granted on December 6, 2007 and began vesting on December 6, 2008. The options have an exercise price of $2.20 per share and expire on December 6, 2017. The grant date fair value of the common shares underlying the options was $0.55 per common share. On December 29, 2008 the exercise price was changed as follows (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178. This reprising is subject to receipt of a pre-ruling from the Israeli Tax Authority. On December 29, 2008 400,000 additional options were granted to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.

(4)	350,000 options were granted on January 31, 2008 and were to begin vesting on November 18, 2008. Mr. Aloni resigned from our board of directors effective September 25, 2008 and his unvested options terminated on that date.

(5)	On September 24, 2008, Jos Neuhaus resigned from our board of directors.

(6)	September 25, 2008, Yair Aloni resigned from our board of directors.

(7)	On September 24, 2008, we elected Nissan Caspi and Amir Elbaz to serve on our board of directors.

(8)	On October 7, 2008, we elected Hezy Ram to serve on our board of directors.

(9)	On December 29, 2008 each of the directors was granted 650,000 options to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table provides certain information with respect to the beneficial ownership of our common stock as of May 4, 2009 for:

—	each beneficial owner of more than 5% of our outstanding common stock;

—	each of our executive officers;

—	each of our directors; and

—	all of our executive officers and directors as a group.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after May 4, 2009. Applicable percentages are based on 83,982,536 shares of common stock outstanding on May 4, 2009.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

Carrigain Investment Ltd.(3)	42,000,000	50.00%
YA Global Investments L.P.(4)	11,294,772	12.34%
Asi Shalgi (5)	2,527,511	2.92%
President, CEO, Secretary, and Director
Alex Werber	-	-
Treasurer and CFO
Avner Raanan (6)	87,500	*
Director
Nissan Caspi(7)	-	-
Director
Amir Elbaz(8)	226,415	*
Director
Yehezkel Ram(9)	-	-
Director
Yanai Man	-	-
CEO of Global NRG Pacific
All executive officers and directors as a group (7 persons)	2,841,426	3.3%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are c/o Global Energy Inc., 415 Madison Avenue, 15th Floor, New York, NY 10017.

(2)	Based on 83,982,536 shares of our common stock issued and outstanding as of May 4, 2009. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Carrigain Investment Ltd. is controlled jointly by Ariel Malik and Zeev Bronfeld each holding 50% of its common shares. Effectively, therefore, each of Mr. Malik and Mr. Bronfeld beneficially owns 25.8% of our common stock. Carrigain Investment Ltd.‘s address is Jasmine Court, Regent Street, Belize City, Belize.

(4)	Comprises 200,000 shares issued to YA Global Investments, L.P. under the amending agreement dated July 15, 2008; 3,594,772 shares issued to YA Global under the amending and restating agreement dated September 22, 2008; and warrants to purchase 7,500,000 shares at an exercise price of $0.10, as agreed between us and YA Global under the amending and restating agreement dated September 22, 2008. YA Global Investments, L.P.‘s address is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302, United States.

(5)	Mr. Shalgi was granted 5,055,021 options on April 30, 2007, to be vested to him at a rate of 25% per year beginning on April 30, 2008. 2,527,511 of these options are exercisable within 60 days of May 4, 2009.

(6)	350,000 options were granted on December 6, 2007 and began vesting on December 6, 2008. The options have an exercise price of $2.20 per share and expire on December 6, 2017. The grant date fair value of the common shares underlying the options was $0.55 per common share. On December 29, 2008 the exercise price was changed as follows: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178 This reprising is subject to receipt of a pre-ruling from the Israeli Tax Authority. On December 29, 2008 400,000 additional options were granted to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.

(7)	None of the 650,000 options granted to Mr. Caspi on December 29, 2008 are exercisable within 60 days of May 4, 2009.

(8)	All of the 226,415 options granted to Mr. Elbaz on May 22, 2008 are exercisable within 60 days of May 4, 2009.

(9)	None of the 650,000 options granted to Mr. Ram on December 29, 2008 are exercisable within 60 days of April 30, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

        On May 15, 2007, our directors approved a share option plan, authorizing the issue of a total of 8,500,000 shares of our common stock. Information regarding compensation contracts with our directors and officers, including the grant of options under the share option plan, is described above in Item. 11 entitled “Executive Compensation”.

        On March 31, 2009, our board of directors approved the increase of the number of shares reserved for issuance under the Plan from 8,500,000 shares to 12,150,000 shares.

        During the year ended December 31, 2007, we paid approximately $40,000 for accounting and administrative services performed by a company controlled by our former president. During the comparable period in 2006, no such fees were paid. As of December 31, 2007, no amounts were due and payable in respect of such accounting and administrative services.

        During the year ended December 31, 2006, we were charged $19,144 for accounting and administration fees. These fees were paid to Jamco Capital Partners Inc., a company controlled by our former president, Mr. Christopher Kape. As of December 31, 2007, no amount remained unpaid for past fees and disbursements incurred on behalf of our company.

        YA Global Investments, L.P. is a related party of our company because it is beneficial owner of over 5% of our common stock. We have entered into two transactions with YA Global, which are described in detail in Item 1. entitled “Business” under “Financing Agreement”.

        On October 8, 2008, we entered into a Letter Agreement (the “Letter Agreement”) with Yanai Man Projects Ltd., or YMP, a company owned by Yanai Man, with respect to the shares held by YMP in Pacific Ltd. Pacific’s first project was to work with an Ethiopian entity to farm castor seeds for castor oil in Ethiopia. Pursuant to the Letter Agreement, the parties agreed that we would have the right at any time to purchase from YMP 449 ordinary shares in Pacific, constituting 90% of YMP’s holdings in Pacific, for a consideration of $150,000, payable by us over a period of one year through the payment of ten installments of $15,000 each starting January 30, 2009. We exercised this right of purchase on October 8, 2008, and subsequently YMP transferred 449 shares to us. Additionally, during the first two years following the effective date of the Letter Agreement, YMP had the right to require us to purchase an additional 25 ordinary shares in Pacific held by YMP per year, for an additional consideration of $ 50,000, and that at all times (including during at the time of YMP’s right mentioned above), we had the right to purchase all remaining shares in Pacific held by YMP (i.e., 50 ordinary shares in Pacific) for an additional consideration of $ 100,000. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 449 of the shares of Pacific will remain the Company’s but the sum of $150,000 will not be paid. On April 1, 2009, YMP sold its remaining 50 shares in Pacific to us, for a consideration of $12.

        On October 26, 2008, we entered into a Loan Agreement (for the purposes of this paragraph, the “Agreement”) with Mr. Aviram Malik (the “Lender”), which is the brother of Ariel Malik, and our subsidiary, Global NRG Pacific Ltd. Ariel Malik is one of the controllers of Carrigain Investment Ltd, which is our controlling shareholder. Among the provisions of the Agreement, it was agreed that the Lender shall loan Global NRG Pacific Ltd. an aggregate of US$ 400,000, with US$ 300,000 being transferred to Pacific in three equal installments of US$ 100,000 on October 27, 2008, November 3, 2008 and November 10, 2008, respectively. The loan is to be fully repaid to the Lender by May 1, 2009 and will not bear interest. In the case of a default, the debt shall be transferred to us, and the Lender shall be entitled to 1,000,000 shares in our company at no cost. In addition, we agreed to give a corporate guarantee for the repayment of the loan. Additionally, upon the transfer of the loan amount by the Lender, Global NRG Pacific Ltd. will issue to the Lender shares in Global NRG Pacific Ltd. constituting 44% of the outstanding shares of Global NRG Pacific Ltd. Also, we agreed that upon the exercise of the Call/Put Option by us for 5% of the shares in Global NRG Pacific Ltd. held by YMP, we would transfer said 5% shares to the Lender, but no later than November 1, 2010. It was also agreed that upon achievement of milestones of annual castor seeds production of 30,000, 40,000, 50,000, 60,000 or 70,000 tons of castor seeds, respectively, during any calendar year, then we will be entitled to a share of 55%, 60%, 65% 70%, 75%, respectively, of all dividends distributed by Global NRG Pacific Ltd. with respect to such year.

Transactions with our Controlling Shareholder

        On February 7, 2007, we issued 12,000,000 shares to our controlling shareholder, Carrigain Investment Ltd. At the time of this issue, this comprised approximately 52.14% of our total issued and outstanding shares. We are informed that Carrigain Investment Ltd. is controlled by Ariel Malik and Zeev Bronfeld. On April 11, 2007, Carrigain Investment Ltd. entered into a subscription agreement with us pursuant to which it acquired 30,000,000 additional shares of our common stock for an aggregate acquisition consideration of $300,000. Carrigain Investment Ltd. currently holds 50.00% of our common stock based on 83,982,536 total issued and outstanding shares of our common stock as of May 4, 2009.

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2008, the loans are still outstanding.

Indebtedness of Directors and Executive Officers

        None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Director Independence

        We currently act with five directors, consisting of Asi Shalgi, Avner Raanan, Nissan Caspi, Amir Elbaz and Yehezkel Ram. We have determined that Avner Raanan, Amir Elbaz, Nissan Caspi and Yehezkel Ram are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        In December 2007 we established an audit committee. Our board of directors approved the engagement of our accountants and all other services provided to us throughout fiscal year 2008, prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2008 and December 31, 2007.

	Fiscal Year Ended December 31,
	2008	2007
	(in thousands)

Audit Fees	$90	$48
Audit-Related Fees	$-	$-
Tax Fees	$2	$-
All Other Fees	$-	$8
Total	$92	$56

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

PART IV

Item 15.  Exhibits and Financial Statements

        (a) (1) Financial Statements:  Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Item 8. of this annual report.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: May 18, 2009	/s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: May 18, 2009

        KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Asi Shalgi and Alex Werber such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	May 18, 2009

/s/ Alex Werber —————————————— Alex Werber	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	May 18, 2009

/s/ Avner Raanan —————————————— Avner Raanan	Director	May 18, 2009

/s/ Nissan Caspi —————————————— Nissan Caspi	Director	May 18, 2009

/s/ Amir Elbaz —————————————— Amir Elbaz	Director	May 18, 2009

/s/ Yehezkel Ram —————————————— Yehezkel Ram	Director	May 18, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Lease Agreements between Global Energy Ethiopia PLC and the Southern Nations Nationalities People’s Regional State, Ethiopia (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on October 12, 2007).

10.2	Shareholders Agreement and Term Sheet with Yanai Man Projects Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on July 25, 2007).

10.3	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.4	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.5	Securities Purchase Agreement between the Registrant and the Buyer listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.6	Warrants GEYI-1-1 and GEYI-1-2 (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.7	Registration Rights Agreement between the Registrant and the Buyer listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.8	Securities Purchase Agreement between the Registrant and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.9	Term sheet with Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on June 1, 2007).

10.10	DeMonte Associates Investor Relations Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report Form 8-K filed with the Commission on May 30, 2007).

10.11	Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant’s current report on Form 8-K filed with the Commission on May 21, 2007).

10.12	Employment Agreement with Alex Werber (incorporated by reference to Exhibit 99.1 to the Registrant’s current report filed on Form 8-K on May 15, 2007).

10.13	Employment Agreement with Dr. Irit Arbel (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Commission on May 11, 2007).

10.14	Consulting Service Agreement with Yossi Raz (incorporated by reference to Exhibit 10.1 to the Registrant’s current report filed on Form 8-K on May 11, 2007).

10.15	Employment Agreement with Asi Shalgi (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 2, 2007).

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on February 9, 2007).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report Form 8-K filed with the Commission on October 30, 2006).

10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 2, 2007)

10.19	Promissory Note dated September 1, 2006 to the order of Emerdale Enterprises Ltd. (incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the Commission on September 11, 2006).

10.20	Amended and Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.21	Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to Exhibit 10.2 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.22	Consulting Agreement dated October 20, 2007 between Registrant and Trianon Partners (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB filed with the Commission on November 19, 2007).

10.23	Employment Agreement dated November 21, 2007 between Global Energy Inc. and Yossi Raz (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 29, 2007).

10.24	Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.8 to the Registrant's current report on Form 8-K filed with the Commission on December 7, 2007).

10.25	Business and Royalty Agreement, dated as February 6, 2008, between Global Energy Inc. and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.26	License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.27	Business and Development Agreement, dated as February 6, 2008, between Global Energy Inc. and Renewable Diesel, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s exhibit to our current report on Form 8-K filed on February 12, 2008).

10.28	License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and American Renewable Diesel, LLC (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.4 to the Registrant’s our current report on Form 8-K filed on February 12, 2008).

10.29	Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.30	License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.31	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.32	License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.33	Irrevocable Transfer Agent Instructions – Exhibit D to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed on February 26, 2008).

10.34	Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1/A filed on April 14, 2008)

10.35	Due diligence report of Dr. Richard J. Harley, dated October 12, 2007 (incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1/A filed on April 14, 2008)

10.36	Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1 filed on May 1, 2008)

10.37	Due diligence report of Dr. Richard J. Harley, dated October 12, 2007 (incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1 filed on May 1, 2008)

10.38	Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.39	License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.40	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008).

10.41	License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.42	Secured Convertible Debenture No. GEYI-1-4 (incorporated by reference to Exhibit 10.9 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.43	Amendment to the Securities Purchase Agreement, dated March 20, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.45	Amendment no. 1 to Amended and Restated Secured Convertible Debenture No. GEYI-1-1 and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2008).

10.46	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-2 1 and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.47	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.13 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.48	Secured Convertible Debenture No. GEYI-1-5 (incorporated by reference to Exhibit 10.14 to the Registrant's current report on Form 8-K filed with the Commission on May 15, 2008).

10.49	Consulting Agreement with the Resultz Media Group Corp. dated May 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on May 30, 2008).

10.51	Consulting Services, Compensation Agreement and Non-Circumvent Agreement with Amir Elbaz dated May 22, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed with the Commission on May 30, 2008).

10.52	Terms of Agreement dated June 2, 2008 between the Registrant and S.C. Supercom S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on June 19, 2008).

10.53	Letter Agreement dated July 15, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.54	Letter Agreement dated September 22, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.55	Letter Agreement dated October 8, 2008, by and between the Registrant and Yanai Man Projects Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on October 14, 2008).

10.56	Terms of Loan Agreement dated October 26, 2008, by and between the Registrant, Mr. Aviram Malik and Global N.R.G. Pacific Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on October 30, 2008).

10.57	Joint Venture Agreement dated November 12, 2008, by and between the Registrant, S.C. Supercom S.A. and S.C. Target Group S.R.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 20, 2008).

10.58	Form of Securities Purchase Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.62 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.59	Form of Registration Rights Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.63 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.60	Purchase Agreement, dated March 3, 2009 between Global Energy Inc., Global N.R.G. Pacific Ltd. and Presaco Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on March 10, 2009).

10.61	Agreement to Service Operation between Alphakat – Global Energy GmbH and Waste 2 Oil GmbH. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May12, 2009).

21.1*	List of Subsidiaries of the Registrant.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Asi Shalgi, Chief Executive Officer, President and Director.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Alex Werber, Treasurer and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by Asi Shalgi, Chief Executive Officer, President and Director, and Alex Werber, Treasurer and Chief Financial Officer.

* Filed herewith