Form 10-Q
period 2009-03-31
GLOBAL ENERGY INC
filed 2009-05-20
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

        At May 20, 2009 83,982,536 shares of the registrant's common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The “Company”)
INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31 2009	December 31, 2008
	Unaudited	Audited *

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$114	$278
Restricted cash	555
Advance to related party (Note 7a)	3,268	3,550
Other accounts receivable	37	146

T o t a l current assets	3,974	3,974

LONG TERM DEPOSITS	4	3
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net	959	1,342

T o t a l assets	$4,955	$5,337

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$104	$284
Accounts payable - other	482	550
Advances from third party (Note 7a)	3,268	3,550
Short term loan from related parties	565	552
Short term loans	321	321
Debentures convertible into shares	4,309	4,256	*

T o t a l current liabilities	9,049	9,513
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET	7	5
MINORITY INTEREST	18	18

T o t a l liabilities	9,074	9,536

CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at March 31, 2009 and December 31, 2008
Issued and outstanding: 83,982,536 shares and 81,701,834 shares at March 31, 2009
and December 31, 2008, respectively	84	82
Additional paid-in capital	1,548	1,469
Warrants	1,215	1,215
Accumulated deficit during development stage	(6,893)	(6,892	)*
Accumulated deficit before development stage	(73)	(73)

T o t a l capital deficiency	(4,119)	(4,199)

T o t a l liabilities net of capital deficiency	$4,955	$5,337

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.This retroactive effect was not audited.

Theaccompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Three months ended March 31		Cumulative from July 7, 2005 through March 31, 2009 (see note 1)
	2009	2008
	(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses*	$339	$688	$4,756
FINANCIAL EXPENSES (INCOME), net **	146	103	1,401 *

NET LOSS FROM CONTINUING OPERATIONS FOR THE PERIOD	$485	$791	$6,177
DISCONTINUED OPERATION:
Loss from operations of discontinued component		310	1,200
Gain on sale of subsidiary	(484)	-	(484)

NET LOSS	1	1,101	6,893

BASIC AND DILUTED NET LOSS PER SHARE	$-	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	82,062,805	63,187,764

*	In the three month period ended March 31, 2009 – includes $35 thousand share-based compensation.

**	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

	Share capital		Additional paid-in Capital	warrants	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total capital deficiency
	Number	capital

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105			$(73)	$37
CHANGES DURING THE PERIOD FROM
JULY 7, 2005 THROUGH DECEMBER 31, 2008 (audited):
Issuance of shares - net of issuance expenses	75,537,764	75	931	$843			1,849
Issuance of warrants				246			246
Issuance of shares and warrants - in relation with
the debt extinguishment	1,200,000	1	149	126			276
Issuance of shares - in relation
with conversion of debentures	314,070	1	24				25
Net loss for the period					$(6,892)*		(6,640)
Share based compensation expenses			260				260

BALANCE AT DECEMBER 31, 2008 (audited)	81,701,834	82	1,469	1,215	(6,892)	(73)	(4,199)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED MARCH 31, 2009 (unaudited):
Issuance of shares- net of issuance expenses
Issuance of shares - in relation
with conversion of debentures	2,280,702	2	43				45
Net loss for the period					(1)		(1)
Share based compensation			36				36

BALANCE AT MARCH 31, 2009 (Unaudited)	83,982,536	$84	$1,548	$1,215	$(6,893)	$(73)	$(4,119)

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Three months ended March 31		Cumulative from July 7, 2005 through March 31, 2009 (see note 1)
	2009	2008
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1)	$(1,101)	$(6,893) *
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	3	5	40
Gain from sale of subsidiary	(484)		(484)
Exchange differences on long term deposits	2		(1)
Share based compensation expenses	36	57	296
Expenses in respect of the convertibles debentures	128	111	1,211 *
Income in relation with the debt extinguishment			*
Liability for employee rights upon retirement	2		7
Decrease (Increase) in advance to related party	282		(3,268)
Decrease (Increase) in other accounts receivable	24	33	(104)
Increase (decrease) in accounts payables	8	(61)	282
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	(272)	(13)	3,818

Net cash used in operating activities	(272)	(969)	(5,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)
Proceeds from sale of subsidiary	138		138
Payment for purchasing of fixed assets		(576)	(1,379)

Net cash provided by (used in) investing activities	138	(576)	(1,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses		150	1,821
Loan received from shareholders and related parties			528
Loans received			316
Debentures repaid	(30)		(30)
Proceeds from debt issuance			46
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses		465	3,720

Net cash provided by (used in) financing activities	(30)	615	6,401

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164)	(930)	46

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,470	68

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114	$540	$114

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 4.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, with the exception of the adoption of FASB Staff Position No. APB 14-1 as explained in note 5, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. (“the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 –“Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until March 31, 2009.

b.	During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. (“Fuel”), a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company initially owned a 50.1% interest. In October, 2007, Pacific established a subsidiary in Ethiopia named Global Energy Ethiopia PLC (“Global Ethiopia”). Pacific and its consolidated company act as the agricultural arm of the Company’s activities in the Bio-Diesel field.

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP was also the CEO of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 44.9% of the share capital of Global Energy Pacific Ltd, for a consideration of $150 thousand. The Company exercised this right of purchase on October 8, 2008 and therefore as of March 31, 2009 the Company held 95% of Pacific’s share capital. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company’s but the sum of $150 thousand will not be paid.

On March 3, 2009 Pacific entered into an agreement to sell all the share capital of Global Ethiopia. Subject to the closing, the buyer agreed to pay Pacific the sum of $700 thousand in two installments: $595 thousand at closing and $105 thousand on March 1, 2010. The closing occurred on March 18, 2009, the two installments were deposited to escrow and until the date of approval of these financial statements an amount of $145 thousand was released from escrow. The remaining $555 thousand that are deposited in escrow are presented as restricted cash. he Company is obligated to all of the disclosures that were presented in the agreement.

Following the selling of Global Ethiopia by Pacific, on April 1, 2009 Pacific’s CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL

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

As of March 31, 2009 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2009 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The December 31, 2008 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2009, the Company had approximately $114 thousand in cash and cash equivalents, approximately $5,075 thousand in negative working capital, a stockholders’ deficit of approximately $4,119 thousand and an accumulated deficit of approximately $6,893 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash, raised in a private placement and loans received during third quarter in 2008, will not be sufficient to continue its operations through the next 12 months. The Company is also committed to repay the loans in a period less than a year. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION

Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP was issued in May 2008,and requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The retroactive application of this FSP resulted in an increase in the opening balance in 2009 of Accumulated deficit during development stage of $252 thousand and resulted in no change in financial expenses for the three months ended March 31, 2008 and accordingly no change in basic earnings per share for the three months ended March 31, 2008.

NOTE 6 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.	In November 2008, the FASB ratified EITF issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 gives guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157, including the estimated useful life that should be assigned to such assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

b.	In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions on legal and contractual provisions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

c.	In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and the adoption did not have an impact on the company’s consolidated financial statements.

d.	In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration, identifiable assets acquired, liabilities assumed, contingencies, non-controlling interests and goodwill acquired in a business combination, and expands disclosure requirements surrounding the nature and financial effects of business combinations. Key changes include: acquired in-process research and development will no longer be expensed on acquisition, but capitalized and assessed for impairment where relevant and amortized over its useful life; acquisition costs will be expensed as incurred; restructuring costs will generally be expensed in periods after the acquisition date; the consideration in shares would be valued at the closing date; and in the event that a deferred tax valuation allowance relating to a business acquisition, including from prior years, is subsequently reduced, the adjustment will be recognized in the statement of income. Early adoption is not permitted. As applicable to Global Energy, this statement became effective, on a prospective basis, as of the year beginning January 1, 2009. The adoption of FAS 141R did not have a material impact on the Company’s consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

e.	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin 51" (“FAS 160”), which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to Global Energy, this statement became effective as of the year beginning January 1, 2009. The adoption of FAS 160 did not have a material impact on the Company’s consolidated financial statements.

f.	In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

g.	In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP FAS 157-4 provides additional guidance on factors to consider when estimating fair value consequent to a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

h.	In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

i.	In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – TRANSACTIONS WITH THIRD PARTIES

a.	On February 6, 2008, each of AlphaKat and its President, Dr. Koch and AGEI entered into agreements, which were amended on July 8, 2008, with Covanta Energy Corporation, a wholly owned subsidiary of Covanta Holding Corporation (“Covanta”), owner and operator of waste-to-energy and power generation projects. Under the terms of these agreements, Covanta has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the KDV process in China, UK and the Republic of Ireland.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until March 31, 2009 Covanta had paid $3,268 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount is presented in these financial statements as a liability to Covanta (“Advance from third party”) and as an asset (“Advance to related party”).

As of March 31, 2009 no such KDV-based projects were initiated.

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

As of March 31, 2009, no such KDV-based projects were initiated.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – STOCK OPTIONS:

In 2007, the Company established the 2007 share option plan, which provides for the issuance of up to 8,500,000 of the Company’s common shares.

In March 2009, the Company increased the total number of shares reserved for issuance under the share option plan to 12,150,000 shares.

Options to Directors and Employees:

On December 29, 2008, the Board of Directors of the Company resolved the granting of 2,350,000 options to four directors of the Company, exercisable for five years at exercise prices ranging from $0.15 per share to $0.2 per share, to be vested on the second anniversary of grant.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.45%
Dividend yields	0
Volatility	263%
Expected term (in years)	5

The fair value of the options granted above using the Black-Scholes model is $0.07 per option.

On March 31,2009, The board of Directors of the company resolved the granting of 750,000 options to the CFO exercisable for five years at exercise prices ranging from $0.15 per share to $0.2 per share, to be vested at a rate of 2.083% per month commencing May 2007 and the granting of 2,000,000 options to Pacific’s CEO exercisable for five years at exercise prices ranging from $0.15 per share to $0.2 per share, to be vested at a rate of 25% per year commencing July 1, 2007 every subsequent July 1.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.98%
Dividend yields	0
Volatility	332%
Expected term (in years)	5

The fair value of the options granted above using the Black-Scholes model is $0.07 per option.

As of March 31, 2009 no options were exercised.

As of March 31, 2009, there were $757 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

In July 15, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants (“offering”), the Company entered into amended agreement with the Investor. The agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures Agreement in consideration of:

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

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

On September 22, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants (“offering”), the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments. The amendment was become effective as of September 30, 2008. The Amendment allows the Company the following:

—	The applicable conversion price was further reduced to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the shares were eventually sold in the offering at the price of $0.1 per share, the new applicable conversion price is $0.1;

—	The exercise price of the warrants was further reduced to the same exercise price of warrants that were to be issued in the offering. The amount of warrants were also adjusted (increased) according to the proportion between the exercise price before the offering and the exercise price after (since the shares were eventually sold in the offering at the price of $0.1 per share, the new exercise price is $0.1 and the warrants increased from 600,000 to 7,500,000);

—	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);

—	The interest rate on the Debentures was increased from 10% to 12% as of that date;

—	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering (see Note 12a) to the debenture investors;

—	The repayment schedule of the Debentures was revised and commenced in November 2008.

In addition, it was also agreed in the third amendment that the Company has to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of this Debenture, together with interest shall become at the Investor’s election, immediately due and payable in cash.

As explained in Note 5, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” to account for the convertible debentures. The warrants were recorded separately as equity.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES AND WARRANTS (continued):

On December 5, 2008, $25 thousand of the principal amount of Debentures were converted into 314,070 shares of the Company (at a conversion price of $0.0796 per share).

On January 5, 2009, $35 thousand of the Principal amount of Debenture were converted into 1,228,070 shares of the Company (a conversion price of $0.0285 per share).

On March 5, 2009, $10 thousand of the Principal amount of Debenture were converted into 1,052,632 shares of the Company (a conversion price of $0.0095 per share).

During the first quarter of 2009 $30 thousand were repaid.

During 2009, with the understanding of the investor, The Company did not carry out certain conversions according the schedule in the amendments. The Company is negotiating with the investor to amend the current obligations.

The notes are secured by a pledge on all of the Company’s assets.

NOTE 10 – RESTRICTION PLACED IN RESPECT OF LIABILITY

According to the third amendment between the Company and the Investor to the Debentures Agreement, dated September 22, 2008, (refer to Note 9), it was agreed that the Company is required to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of these Debentures, together with interest shall become at the Investor’s election, immediately due and payable in cash. As of March 31, 2009 and as of the date of the approval of these financial statements the Company has complied with the approved budget.

NOTE 11 – SUBSEQUENT EVENTS:

In April 2009, $ 450 thousand was released from escrow (see note 2b.) to the company, out of which, amount of $440 thousand was used to repay Pacific’s loans.

Following the sale of Global Ethiopia by Pacific, on April 1, 2009 Pacific’s CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 18, 2009.

        Important factors that may cause actual results to differ from projections include our lack of operating history;

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

Overview

        Global Energy Inc. is a development stage company that intends to acquire, build and operate facilities in various locations around the world that will use a proprietary technology and process to produce a high quality synthetic diesel fuel utilizing a range of feedstocks such as municipal solid waste or any hydrocarbon-based material such as biomass, wood and paper as well as plastic, rubber and waste oils.

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

        Against this background, the emerging alternative fuels industry has placed a high priority on developing and deploying new technologies capable of utilizing abundant waste streams instead of corn and other feedstocks for the production of alternative fuels. While we have noted that much attention has been focused on high profile waste streams such as municipal solid waste (“MSW”) and biomass waste derived from agriculture and forestry, we believe that there are many other high volume industrial waste streams available to be converted into alternative fuels. We have also determined that unlike traditional biofuels based on corn and other food-based feedstocks, which must be purchased in order to be converted into ethanol or biofuel, the utilization of waste streams as feedstocks to produce alternative fuels also offers the potential of earning additional revenues from garbage tipping fees and through the recycling of waste.

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

        Pursuant to the purchase agreement, Presaco paid an aggregate consideration of $700,000 in cash, of which the initial payment of $595,000 was paid at closing and deposited in escrow. The entire amount has since been released from escrow, and the second payment of $105,000 was deposited at closing in escrow and is subject to release to Pacific on March 1, 2010.

        For the five years following the closing, Pacific and our company have agreed not to carry on or hold an interest in any company, venture, entity or other business (other than a minority interest in a publicly traded company) which competes with Presaco’s business of castor operation (including, without limitation, as a shareholder).

Critical Accounting Policies

A. Going concern considerations

        As of March 31, 2009, we had negative working capital of $5,075,000 and an accumulated capital deficiency of approximately $4,119,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Three Month Period Ended March 31, 2009

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the three month period ended March 31, 2009 and incurred a loss of $1,000 during that period.

Liquidity and Capital Resources

        As of March 31, 2009, our cash and cash equivalents were $114,000 compared to $278,000 as of December 31, 2008, respectively, and we had a negative working capital of $5,075,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending March 31, 2010, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months

G&A Salaries	$120,000
Other Operations	$480,000
Total	$600,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4T. Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2008 (and in light of management’s conclusion that there was no change in our internal control over financial reporting that occurred during the first three months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of March 31, 2009, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 1A. Risk Factors

        Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On January 5, 2009, $35,000 of the principal amount of previously issued 10% secured convertible debentures to YA Global Investments, L.P., our senior secured lender, was converted into 1,228,070 shares of common stock of our company (a conversion price of $0.0285 per share).

        On March 5, 2009, additional $10,000 of the principal amount of these debentures was converted into 1,052,632 shares of our common stock of our company (a conversion price of $0.0095 per share).

        The shares issued are registered for resale under a resale registration statement on Form S-1 (File No.333-150559).

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President and Chief Executive Officer Date: May 20, 2009	By: /s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: May 20, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended March 31, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1	Agreement, dated March 3, 2009 between Global Energy Inc., Global N.R.G. Pacific Ltd. and Presaco Investments Ltd. (incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on March 10, 2009).

(31)	Section 302 Certification

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

* Filed herein