Form 10-Q
period 2009-06-30
GLOBAL ENERGY INC
filed 2009-08-13
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

        At June 10, 2009, 85,658,212 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company")
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30 2009	December 31, 2008
	Unaudited	Audited *

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$36	$278
Restricted cash	105
Advance to related party (Note 7a)	3,575	3,550
Other accounts receivable	29	146

T o t a l current assets	3,745	3,974

LONG TERM DEPOSITS		3
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net	957	1,342

T o t a l assets	$4,720	$5,337

Liabilities net of capital deficiency
CURRENT LIABILITIES:

Accounts payables	$113	$284
Accounts payable - other	628	550
Advances from third party (Note 7a)	3,575	3,550
Short term loan from related parties	353	552
Short term loans	110	321
Debentures convertible into shares	4,396	4,256	*

T o t a l current liabilities	9,175	9,513
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET	10	5
MINORITY INTEREST	18	18

T o t a l liabilities	9,203	9,536

CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at June 30, 2009 and December 31, 2008
Issued and outstanding: 85,658,212 shares and 81,701,834 shares at June 30, 2009
and December 31, 2008, respectively	86	82
Additional paid-in capital	1,603	1,469
Warrants	1,215	1,215
Accumulated deficit during development stage	(7,314)	(6,892	)*
Accumulated deficit before development stage	(73)	(73)

T o t a l capital deficiency	(4,483)	(4,199)

T o t a l liabilities net of capital deficiency	$4,720	$5,337

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5. This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Six months ended June 30		Three months ended June 30		Cumulative from July 7, 2005 through June 30, 2009 (see note 1)
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

OPERATING EXPENSES -
General and administrative expenses*	$621	$1,738	$282	$1,050	$5,058
FINANCIAL EXPENSES (INCOME), net**	285	687	139	584	1,540

NET (LOSS) FROM CONTINUING OPERATIONS FOR
THE PERIOD	(906)	(2,425)	(421)	(1,634)	(6,598)
DISCONTINUED OPERATION:
(Loss) from operations of discontinued component		(617)		(307)	(1,200)
Gain on sale of subsidiary	484				484

NET (LOSS)	$(422)	$(3,042)	$(421)	$(1,941)	$(7,314)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.005)	$(0.05)	$(0.005)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER SHARE	83,633,676	63,187,764	84,208,256	63,187,764

*	In the six month period ended June 30, 2009 – includes $71 thousand share-based compensation.

**	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

	Share capital		Additional paid-in Capital	warrants	Deficit accumulated during the development stage	Deficit accumulated before the development stage	Total capital deficiency
	Number	capital

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105			$(73)	$37
CHANGES DURING THE PERIOD FROM
JULY 7, 2005 THROUGH DECEMBER 31, 2008 (audited):
Issuance of shares - net of issuance expenses	75,537,764	75	931	$843			1,849
Issuance of warrants				246			246
Issuance of shares and warrants - in relation with
the debt extinguishment	1,200,000	1	149	126			276
Issuance of shares - in relation with conversion of
debentures	314,070	1	24				25
Net loss for the period					$(6,892)*		(6,640)
Share based compensation expenses			260				260

BALANCE AT DECEMBER 31, 2008 (audited)	81,701,834	82	1,469	1,215	(6,892)	(73)	(4,199)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2009 (unaudited):
Issuance of shares- net of issuance expenses	1,000,000	1	11				12
Issuance of shares - in relation with conversion of
debentures	2,956,378	3	52				55
Net loss for the period					(422)		(422)
Share based compensation			71				71

BALANCE AT JUNE 30, 2009 (Unaudited)	85,658,212	$86	$1,603	$1,215	$(7,314)	$(73)	$(4,483)

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30		Cumulative from July 7, 2005 through June 30, 2009 (see note 1)
	2009	2008
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(422)	$(2,860)	$(7,314)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	5	14	42
(Gain) from sale of subsidiary	(484)		(484)
Exchange differences on long
term Deposits	2	(4)	(1)
Share based compensation expenses	72	221	332
Expenses in respect of the convertibles
Debentures	235	505	1,318
Liability for employee rights upon
retirement	5	10	10
Decrease (Increase) in advance to related party	(25)		(3,575)
Decrease (increase) in other accounts
receivable	47	86	(81)
Increase in accounts payables	17	20	291
Increase in other accounts
payable and accrued expenses	198	124	4,288

Net cash used in operating activities	(350)	(1,884)	(5,174)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Lease deposits			(18)
Proceeds from sale of subsidiary	588		588
Payment for purchasing of fixed assets		(589)	(1,379)

Net cash provided (used) in investing activities	588	(589)	(809)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of shares - net of issuance expenses		150	1,821
Loan received from shareholders and related parties			528
Loans received			316
Debentures repaid	(40)		(40)
Loans repaid	(440)		(440)
Proceeds from debt issuance			46
Proceeds from issuance of convertible
debentures and warrants net of issuance
expenses		930	3,720

Net cash provided (used) by financing activities	(480)	1,080	5,951
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(242)	(1,393)	(32)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	278	1,470	68

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$36	$77	$36

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, with the exception of the adoption of FASB Staff Position No. APB 14-1 as explained in note 5, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. (“the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 – GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 –“Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2009.

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

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 44.9% of the share capital of, for a consideration of $150 thousand. The Company exercised this right of purchase on October 8, 2008 and therefore as of June 30, 2009 the Company held 95% of Pacific’s share capital. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company’s but the sum of $150 thousand will not be paid.

On March 3, 2009 Pacific entered into an agreement to sell all the share capital of Global Ethiopia. Subject to the closing, the buyer agreed to pay Pacific the sum of $700 thousand in two installments: $595 thousand at closing and $105 thousand on March 1, 2010. The closing occurred on March 18, 2009, the two installments were deposited to escrow and until the date of approval of these financial statements an amount of $595 thousand was released from escrow. The remaining $105 thousand that are deposited to escrow are presented as restricted cash. The Company is obligated to all of the disclosures that were presented in the agreement.

Following the selling of Global Ethiopia by Pacific, on April 1, 2009 Pacific’s CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for par value (1 NIS per share).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (continued):

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

The initial share capital of Super Energy S.A. is to be 51% held by the Company and 49% held by Supercom, with each contributing 5% of their shares to Target Group upon incorporation of Super Energy S.A. so that the share capital of Super Energy S.A. would be held in the following manner: our company – 46%, Supercom – 44%, and Target Group 10%. Initially, the board of directors of Super Energy S.A. will be comprised of four board members, with each of Supercom and our Company entitled to appoint two.

All projects undertaken under this agreement are to be financed by Supercom providing 100% of the required equity via a special purpose vehicle, and Super Energy S.A. reimbursing Supercom for investments made on its behalf.

As of June 30, 2009 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (continued):

On May 8, 2009, Alphakat – Global Energy GmbH (“AKGE”), a 50% subsidiary of Global Energy Inc., entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH (“W2O”), a German company, by which W2O will provide plant operations and testing services in Hoyerswerda, Germany, to AKGE for three months. W2O is responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all taxes by law.

The goal is to commercially produce and sell diesel fuel. All income from the sale of the product will be equally divided between AKGE and W2O. AKGE agreed to pay W2O a monthly fee for covering the costs for operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT. The agreement commences five days after W2O notifies AKGE that the system is operational, the agreement was signed for three month and is negotiated for further extension.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The December 31, 2008 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2009, the Company had approximately $36 thousand in cash and cash equivalents, approximately $5,430 thousand in negative working capital, a stockholders’ deficit of approximately $4,483 thousand and an accumulated deficit of approximately $7,387 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash and loans received during third quarter in 2008 will not be sufficient to continue its operations through the next 12 months. The Company is also committed to repay the loans in a period less than a year. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION

Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP was issued in May 2008,and requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The retroactive application of this FSP resulted in an increase in the opening balance in 2009 of Accumulated deficit during development stage of $252 thousand and resulted in an increase of $182 in the financial expenses for six month ended June 30, 2008.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

d.	In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration, identifiable assets acquired, liabilities assumed, contingencies, non-controlling interests and goodwill acquired in a business combination, and expands disclosure requirements surrounding the nature and financial effects of business combinations. Key changes include: acquired in-process research and development will no longer be expensed on acquisition, but capitalized and assessed for impairment where relevant and amortized over its useful life; acquisition costs will be expensed as incurred; restructuring costs will generally be expensed in periods after the acquisition date; the consideration in shares would be valued at the closing date; and in the event that a deferred tax valuation allowance relating to a business acquisition, including from prior years, is subsequently reduced, the adjustment will be recognized in the statement of income. Early adoption is not permitted. As applicable to the Comapny, this statement became effective, on a prospective basis, as of the year beginning January 1, 2009. The adoption of FAS 141R did not have a material impact on the Company’s consolidated financial statements.

e.	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin 51" (“FAS 160”), which establishes accounting and reporting standards for noncontrolling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to the Company, this statement became effective as of the year beginning January 1, 2009. The adoption of FAS 160 did not have a material impact on the Company’s consolidated financial statements.

f.	In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"(“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

g.	In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP FAS 157-4 provides additional guidance on factors to consider when estimating fair value consequent to a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

h.	In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an otherthan-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. . The Company is currently evaluating the future impacts and disclosures of this staff position.

i.	In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2008 Covanta had paid $3,268 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount is presented in these financial statements as a liability to Covanta (“Advance from third party”) and as an asset (“Advance to related party”).

As of June 30, 2009 no such KDV-based projects were initiated.

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

As of June 30, 2009, no such KDV-based projects were initiated.

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

As of June 30, 2009 no options were exercised.

As of June 30, 2009, there were $270 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

On June 6, 2009, additional $10,000 of the principal amount of these debentures was converted into 675,676 shares of our common stock of our company (a conversion price of $0.0148 per share).

During 2009, with the understanding of the investor, The Company did not carry out certain conversions according the schedule in the amendments. The Company is currently negotiating with the investor to amend the current obligations.

The notes are secured by a pledge on all of the Company’s assets.

NOTE 10 – RESTRICTION PLACED IN RESPECT OF LIABILITY

According to the third amendment between the Company and the Investor to the Debentures Agreement, dated September 22, 2008, (refer to Note 9), it was agreed that the Company is required to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of these Debentures, together with interest shall become at the Investor’s election, immediately due and payable in cash. As of June 30, 2009 and as of the date of the approval of these financial statements the Company has complied with the approved budget.

NOTE 11 – SUBSEQUENT EVENTS:

On August 7, 2009 the Company and YA Global Investment L.P. (YA) entered into an agreement whereby subject to our satisfaction of certain condition, YA has consented to our completion of a capital raise of at least $650,000 on or before September 3, 2009. In connection with this consent, the following agreements will become effective upon completion of the capital raise:

a.	All outstanding debentures with YA will be consolidated into a single debenture.

b.	The Company will make initial payment of $50,000 to YA, of which $20,000 has already been paid.

c.	Interest and principal payments to YA under the current Debentures will be deferred for one year.

d.	The Company will have the option to redeem up to $3 million of the debenture at 115% of the amount being redeemed with 5 days prior notice.

e.	After the first year, the monthly payment will be $225,000.

f.	Conversion price of the debentures and the exercise price of the warrants will be reduced to be equal to the price of stock issued in the capital raise.

g.	There will be a partial lockup for one year limiting the number of shares of the Company’s common stock that YA can sell at prices less than 5 cents in any particular month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on May 18, 2009.

        Important factors that may cause actual results to differ from projections include:

—	our lack of operating history;

—	our dependence on additional financing;

—	our inability to establish production facilities for our KDV products and to generate revenues from sales of fuel;

—	our inability to commercialize and develop the technology we have licensed;

—	governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our renewable diesel fuel to be marketed as fuel, a fuel additive, or, alternatively, to be marketed as a new class of fuel or diesel;

—	market acceptance of our fuel or diesel;

—	unexpected costs and operating deficits, and lower than expected revenues;

—	adverse results of any legal proceedings;

—	unexpected costs due to the global economic crisis; and

—	other specific risks referenced in this quarterly report.

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

        Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. We believe that the United States has focused primarily on ethanol while the European Community has focused primarily on biodiesel. Today, the production of both ethanol and biodiesel has been constrained by price increases of their respective primary feedstocks, corn and rapeseed (Canola).

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

        Our offices are located at 415 Madison Avenue, New York, NY 10017. We also have offices at Moshe Aviv Tower, 7 Jabotinsky St., Ramat Gan 52520, Israel. We maintain a website located at www.global-energy.biz. The contents of our website are not part of this quarterly report.

Recent Developments

        On May 8, 2009, Alphakat – Global Energy GmbH, or AKGE, a 50% subsidiary of Global Energy Inc., entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH, or W2O, a German company, pursuant to which W2O will provide plant operations and testing services in Hoyerswerda, Germany, to AKGE for a period of three months. W2O is responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all taxes by law.

        The aim is to produce and sell diesel fuel. All income from the sale of the product will be equally divided between AKGE and W2O. AKGE agreed to pay W2O a monthly fee for covering the cost of operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro, and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT. The agreement will commence five days after W2O notifies AKGE that the system is operational and will have a three month term.

Critical Accounting Policies

A. Going concern considerations

        As of June 30, 2009, we had negative working capital of $ 5,430,000 and an accumulated capital shareholders’ deficiency of approximately $4,483,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Six Month Period Ended June 30, 2009

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the six month period ended June 30, 2009 and incurred a loss of $432,000 during that period.

Liquidity and Capital Resources

        As of June 30, 2009, our cash and cash equivalents were $36,000 compared to $278,000 as of December 31, 2008, respectively, and we had a negative working capital of $5,430,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending June 30, 2010, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months

G&A Salaries	$120,000
Other Operations	$480,000
Total	$600,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2008 (and in light of management’s conclusion that there was no change in our internal control over financial reporting that occurred during the first six months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of June 30, 2009, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 1A.	Risk Factors

        Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        On June 6, 2009, $10,000 of the principal amount of previously issued 10% secured convertible debentures to YA Global Investments, L.P., our senior secured, was converted into 675,676 shares of our common stock of our company (at a conversion price of $0.0148 per share). The securities were issued pursuant to the exemption from registration under the Securities Act provided by Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act. The shares issued are registered for resale under a resale registration statement on Form S-1 (File No.333-150559).

        On June15, 2009, we issued 500,000 shares of our common stock to Mr. Aviram Malik pursuant to the terms of the loan agreement with Aviram Malik dated October 26, 2008. The securities were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act.

        On June 15, 2009, we issued 500,000 shares of our common stock to Cypress Associates LLC, or Cypress. Cypress was retained as our financial advisor, placement agent and arranger in connection with the offering and placement by the Company of loans, liabilities (contingent or otherwise) or securities in any form. The securities were issued pursuant to the exemption from registration under the Securities Act provided by Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President and Chief Executive Officer Date: August 13, 2009	By: /s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: August 13, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended June 30, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1	Consulting Agreement, dated as of January 1, 2009, by and between Amir Elbaz and the Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2009).

(31)	Section 302 Certification

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

* Filed herein