Form 10-Q
period 2009-09-30
GLOBAL ENERGY INC
filed 2009-11-16
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

        At November 10, 2009, 261,284,673 shares of the registrant’s common stock were outstanding.

Table of Contents
 GLOBAL ENERGY INC.
 (The "Company")

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	September 30 2009	December 31, 2008

	Unaudited	Audited *
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$5	$278
Restricted cash	510
Advance to related party (Note 7a)	3,585	3,550
Other accounts receivable	24	146
T o t a l current assets	3,719	3,974
LONG TERM DEPOSITS	4	3
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net	954	1,342
T o t a l assets	$4,695	$5,337
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$916	$834

Advances from third party (Note 7a)	3,585	3,550
Short term loan from related parties	91	552
Short term loans	135	321
Debentures convertible into shares	4,484	4,256	*
T o t a l current liabilities	9,211	9,513
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT, NET	13	5
MINORITY INTEREST	18	18
T o t a l liabilities	9,242	9,536
CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at September 30, 2009 and December 31, 2008 Issued and outstanding:111,284,673 shares and 81,701,834 shares at September 30, 2009 and December 31, 2008, respectively	111	82
Additional paid-in capital	1,879	1,469
Warrants	1,215	1,215
Accumulated deficit during development stage	(7,679)	(6,892	) *
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,547)	(4,199)
T o t a l liabilities net of capital deficiency	$4,695	$5,337

*
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 5. This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Nine months ended September 30		Three months ended September 30		Cumulative from July 7, 2005 through September 30, 2009 (see note 1)
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses*	$879	$2,317	$248	$579	$5,316
FINANCIAL EXPENSES (INCOME), net**	392	1,269	107	582	1,647
NET (LOSS) FROM CONTINUING OPERATIONS FOR THE PERIOD	(1,271)	(3,586)	(355)	(1,161)	(6,963)
DISCONTINUED OPERATION:
Loss from operations of discontinued component		(891)		(274)	(1,200)
Gain on sale of subsidiary	484				484
NET LOSS	$787	$4,477	$355	$1,435	$7,679
BASIC AND DILUTED NET (LOSS) PER
SHARE	$(0.009)	$(0.071)	$(0.004)	$(0.023)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	85,284,083	63,280,465	85,658,212	63,463,851

*	In the Nine month period ended September 30, 2009 –includes $116 thousand share-based compensation.

**
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

B BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2008 (audited):
Issuance of shares - net of issuance expenses	75,537,764	75	931	$843				1,849
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	1,200,000	1	149	126				276
Issuance of shares - in relation with conversion of debentures	314,070	1	24					25
Net loss for the period					$(6,892	) *		(6,640)
Share based compensation expenses			260					260
B BALANCE AT DECEMBER 31, 2008 (audited)	81,701,834	82	1,469	1,215		(6,892)	(73)	(4,199)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited):
Issuance of s hares- net of issuance expenses	25,741,505	25	233					258
Issuance of shares - in relation with conversion of debentures	3,841,334	4	61					65
Net loss for the period						(787)		(787)
Share based compensation			116					116
BALANCE AT SEPTEMBER 30, 2009 (Unaudited)	111,284,673	$111	$1,879	$1,215		$(7,679)	$(73)	$(4,547)

*
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 5. This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

				Cumulative from July 7, 2005 through September 30, 2009 (see note 1)

	Nine months ended September 30

	2009	2008
	(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(787)	$(4,477	) *	$(7,679)*
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	8	24		45
Gain from sale of subsidiary	(484)			(484)
Exchange differences on long term deposits	(1)	(3)		(4)
Share based compensation expenses	116	239		376
Interest on Short term loan from related parties	19			19
Interest on Short term loan	21			21
Expenses in respect of the convertibles debentures	333	1,070		1,416 *
Income in relation with the debt extinguishment				*
Liability for employee rights upon retirement	8	13		13
Decrease (Increase) in other accounts receivable and advance from supplier	17	(1,705)		(3,661)
Increase (decrease) in accounts payables	31	218		305
Increase (decrease) in other accounts payable accrued expenses and advances from third party	338	2,184		4,428
Net cash used in operating activities	(381)	(2,437)		(5,205)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits				(18)
Proceeds from sale of subsidiary	588			588
Payment for purchasing of fixed assets		(791)		(1,379)
Net cash provided by (used in) investing activities	588	(791)		(809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses		1,261		1,821
Loan received from shareholders and related parties		374		528
Loans received		312		316
Debentures repaid	(40)			(40)
Proceeds from debt issuance				46
Proceeds from issuance of convertible debentures and warrants net of issuance expenses		930		3,720
Loans repaid	(440)			(440)
Net cash provided by (used in) financing activities	(480)	2,877		5,951

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(273)	(351)		(63)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,470		68

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	1,119		$5

*
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, with the exception of the adoption of FASB Staff Position No. APB 14-1 as explained in note 5, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 - “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until September 30, 2009.

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

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 44.9% of the share capital of, for a consideration of $150 thousand. The Company exercised this right of purchase on October 8, 2008 and therefore as of September 30, 2009 the Company held 95% of Pacific's share capital. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company's but the sum of $150 thousand will not be paid.

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

Following the selling of Global Ethiopia by Pacific, on April 1, 2009 Pacific's CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for par value (1 NIS per share).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

 NOTE 2 - GENERAL

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

The Company has consolidated AGEI in accordance with FIN 46R "Consolidation of Variable Interest Entities, an interpretation of ARB no. 51" ("FIN 46R").

On November 11, 2008 the Company entered into a joint venture agreement with S.C. Supercom S.A. ("Supercom"), a Romanian company engaged in the business of collecting (and landfilling) municipal solid waste in and around the City of Bucharest, and S.C. Target Group S.R.L.

("Target"), a Romanian company. The Company and Supercom agreed to incorporate a legal entity in Romania under the name Super Energy S.A. ("Super Energy"), to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology.

The initial share capital of Super Energy S.A. is to be 51% held by the Company and 49% held by Supercom, with each contributing 5% of their shares to Target Group upon incorporation of Super Energy S.A. so that the share capital of Super Energy S.A. would be held in the following manner: our company - 46%, Supercom - 44%, and Target Group  10%. Initially, the board of directors of Super Energy S.A. will be comprised of four board members, with each of Supercom and our Company entitled to appoint two.

All projects undertaken under this agreement are to be financed by Supercom providing 100% of the required equity via a special purpose vehicle, and Super Energy S.A. reimbursing Supercom for investments made on its behalf.

As of September 30, 2009 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding ("MOU") with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. ("Shaanxi"), a company located in the People's Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

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

The goal is to commercially produce and sell diesel fuel. All income from the sale of the product will be equally divided between AKGE and W2O. AKGE agreed to pay W2O a monthly fee for covering the costs for operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT. The agreement commences five days after W2O notifies AKGE that the system is operational, the agreement was signed for a period of three month.

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

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor (the “Investor”). Subject to the terms of the Agreement, on the closing date and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Company’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per Share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the Shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares).

The Company has undertaken to endeavor that the Investor (or its representative) is appointed to the Company’s Board of Directors. The Company has further granted the Investor a right of first offer to participate in any subsequent equity financing that shall expire on the earliest of the first anniversary of the Agreement or the expiration of the right of first offer period. The Investor was further granted, subject to applicable law, a right to participate in any equity financing pursued by the Company in the two year period following the Closing Date, on the same terms and in such manner that will maintain its ownership in the Company. The Investor has the right, at any time prior to the Closing Date, to withdraw from the Agreement.

The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act, or any applicable state securities laws. The Company has undertaken that at any time following six months of the Closing Date it shall register the Shares purchased by the Investor if the Investor so demands.

As of the date of release of these financial statements the initial Closing Date has not occurred.

The Company has issued 150,000,000 shares pursuant to the Securities Purchase Agreement and placed them in escrow.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2009, the Company had approximately $5 thousand in cash and cash equivalents, approximately $5,492 thousand in negative working capital, a stockholders’ deficit of approximately $4,547 thousand and an accumulated deficit of approximately $7,752 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet been secured. The Company and its subsidiaries anticipate that the existing cash  and loans received during third quarter in 2008 will not be sufficient to continue its operations through the next 12 months. The Company is also committed to repay the loans in a period less than a year. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION

Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP was issued in May 2008,and requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The retroactive application of this FSP resulted in an increase in the opening balance in 2009 of Accumulated deficit during development stage of $252 thousand and resulted in an increase of $842 in the financial expenses for nine month ended September 30, 2008.

NOTE 6 - RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

 NOTE 7 - TRANSACTIONS WITH THIRD PARTIES

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

If Covanta's tests on its first unit are positive and it wishes to proceed further with its deployment of the KDV process then it must begin by ordering five additional KDV500 units within twelve months of the commissioning date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of its first unit, Covanta must order a total of 600 KDV 500 units or the equivalent in terms of production capacity.

Covanta also granted the Company the right to fund and own up to 35% of each of Covanta’s KDV-based projects. In addition, Covanta has agreed to pay to the Company an amount equal to 10% of the gross revenue of each of Covanta’s KDV-based projects, regardless of whether the Company invests in these projects or not.

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2008 Covanta had paid $3,268 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

As of September 30, 2009 no such KDV-based projects were initiated.

 b.    American Renewable Diesel ("American") is a special purpose company owned and managed by Trianon Partners. On February 6, 2008, AGEI and American executed an agreement granting to American the right to sell and use the KDV technology in five states in the U.S.: Texas, California, New York, New Jersey and Florida for all types of feedstocks, except for household waste. Similar to the business arrangement with Covanta, the Company has the right to fund and own up to 51% of each of American’s KDV-based projects.

As of September 30, 2009, no such KDV-based projects were initiated.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - STOCK OPTIONS:

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

On March 31, 2s009, the board of Directors of the company resolved the granting of 750,000 options to the CFO exerciable for five years at exercise prices ranging from $0.15 per share to $0.2 per share, to be vested at a rate of 2.083% per month commencing May 2007.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.98%
Dividend yields	0
Volatility	332%
Expected term (in years)	5

The fair value of the options granted above using the Black-Scholes model is $0.07 per option.

As of September 30, 2009 no options were exercised.

As of September 30, 2009, there were $271 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. As of December 31, 2007 three installments in the sum of $3 million principal were issued for consideration of $2.8 million. The last installment was due after a registration statement for the underlying shares is declared effective by the Securities and Exchange Commission ("SEC"). The Debentures bear interest at 10% per annum, the payments of the principals and interest was due to commence on July 31, 2008 and continuing on each successive month thereafter until October 2010. The Debentures are convertible, at the option of the investor at any time, into shares of the Company’s common Shares at a conversion price which is defined as the lower of an applicable conversion price of $2.2 per share or 95% of the lowest volume weighted average price during the 15 prior trading days. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price,(2) the underlying shares registration statement is effective and (3) no event of default has occurred.

If any event of default occurred, the full unpaid principal amount of these Debentures, together with interest shall become at the investor's election, immediately due and payable in cash. In conjunction with this financing, the Company issued to the private investor 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.35 and 300,000 warrants to purchase 300,000 common shares of the Company, exercisable for five years at an exercise price of $2.50. The conversion of the Debentures and the exercise of the warrants are subject to further adjustments and conditions as further set out in the Debentures Agreement.

On March 20, 2008, the Company signed an amendment to the Debentures Agreement. The Company agreed to amend certain sections of the agreement dated July 2007 as follows:

• • •
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

In July 15, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into amended agreement with the Investor. The agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures Agreement in consideration of:

•	The Company issued the Investor 200,000 restricted shares of its common stock (the restriction is on their trade-ability for the first 180 days after registration):
•
The applicable conversion price was reduced from $1.25 to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the offering eventually did not take place, the applicable conversion price was not reduced);

•
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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

On September 22, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments. The amendment was become effective as of September 30, 2008. The Amendment allows the Company the following:

•
The applicable conversion price was further reduced to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the shares were eventually sold in the offering at the price of $0.1 per share, the new applicable conversion price is $0.1;

•
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

•	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);
•	The interest rate on the Debentures was increased from 10% to 12% as of that date;
•	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering (see Note 12a) to the debenture investors;
•	The repayment schedule of the Debentures was revised and commenced in November 2008.

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

NOTE 9 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

On September 6, 2009, additional $10,000 of the principal amount of these debentures was converted into 675,676 shares of our common stock of our company (a conversion price of $0.0148 per share).

During 2009, with the understanding of the investor, The Company did not carry out certain conversions according the schedule in the amendments. The Company is currently negotiating with the investor to amend the current obligations.

The notes are secured by a pledge on all of the Company's assets.

NOTE 10 - RESTRICTION PLACED IN RESPECT OF LIABILITY

According to the third amendment between the Company and the Investor to the Debentures Agreement, dated September 22, 2008, (refer to Note 9), it was agreed that the Company is required to comply with an approved budget. Any violation of this covenant shall be deemed an event of default, and the full unpaid principal amount of these Debentures, together with interest shall become at the Investor's election, immediately due and payable in cash. As of  September 30, 2009 and as of the date of the approval of these financial statements the Company has complied with the approved budget.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and November 16, 2009, the date the financial statements were issued. There were no significant subsequent events.

GLOBAL ENERGY INC.

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

        Our offices are located at Biet America fifth floor, Shauel Hamaelech 35, 64927 Israel. We maintain a website located at www.global-energy.biz. The contents of our website are not part of this quarterly report.

Recent Developments

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor (the “Investor”). Subject to the terms of the Agreement, on the closing date (see the next paragraph) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per Share. The proceeds from the Agreement are intended to be used for general working capital.  Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the Shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares).

The closing date shall occur, subject to the fulfillment of the some conditions which includes, inter alia, representations and warranties. The Investor has the right, at any time prior to the Closing Date, to withdraw from the Agreement. As of the date of this Report, the Company had not finalized the closing with Yuval Ganot.

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

Critical Accounting Policies

A. Going concern considerations

        As of September 30, 2009, we had negative working capital of $5,492,000 and an accumulated capital shareholders’ deficiency of approximately $4,547,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

B. Accounting for convertible debt instruments that may be settled in cash upon conversion

        Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP was issued in May 2008,and requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented.

Results of Operations – For the Nine Month Period Ended September 30, 2009

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the nine month period ended September 30, 2009 and incurred a loss of $787,000 during that period.

Liquidity and Capital Resources

        As of  September 30, 2009, our cash and cash equivalents were  $5,000 compared to $278,000 as of December 31, 2008, and we had a negative working capital of $5,492,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs. We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending September 30, 2010, we estimate expending a total of approximately $700,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months

G&A Salaries	$170,000
Other Operations	$530,000
Total	$700,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2008 (and in light of management’s conclusion that there was no change in our internal control over financial reporting that occurred during the first nine months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of September 30, 2009, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

        We are currently not a party to any legal proceedings.

Item 1A.	Risk Factors

        Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2009, $10,000 of the principal amount of previously issued 12% secured convertible debentures to YA Global Investments, L.P., our senior secured, was converted into 884,956 shares of our common stock of our company (at a conversion price of $0.0113 per share).

On September 22, 2009, we issued an aggregate number of 19,941,505 shares of common stock to Mr. Asi Shalgi, our CEO, Mr. Ariel Malik, our controlling shareholder, and Mr. Yanai Man, the former CEO of Global NRG Pacific Ltd., in connection with the conversion to Company common stock of their loan to the Company in the aggregate amount of NIS 750,000 ($199,415) originally made by such individuals in July 2008. The share value in the transaction was $0.01 per share. In addition, we issued an aggregate number of 4,800,000 shares of common stock to Mr. Yanai Man in exchange for the cancellation of the remaining balance of a loan from Mr. Man in the amount of $48,000.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President and Chief Executive Officer Date: November 16, 2009	By: /s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: November 16, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Registrant’s quarterly report on Form 10-QSB/A Amendment No. 1 for the quarter ended June 30, 2003, filed with the Commission on April 14, 2004, file number 000-28025).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB as filed with the Commission on November 10, 1999, file number 000-28025).

3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the Sate of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

(10)	Material Contracts

10.1	Consulting Agreement, dated as of January 1, 2009, by and between Amir Elbaz and the Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2009).

(31)	Section 302 Certification

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

* Filed herein