Form 10-K
period 2009-12-31
GLOBAL ENERGY INC
filed 2010-04-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28025

GLOBAL ENERGY INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

35 Shaul Hamelech Street, 5th Floor,	61181
Tel Aviv, Israel	(Zip Code)
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

Yes ☒     No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.182 million (based on the average bid and asked price for the registrant’s common stock on June 30, 2009 on the OTC Bulletin Board of $0.026 per share).

        At April 12, 2010, 141,284,673 shares of the registrant’s common stock were outstanding.

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

Description of the Business

Historical Information

        Our business address is 35 Shaul Hamelech Street, 5th floor, Tel Aviv, 61181, Israel, and our telephone number is 972-077-202-5444. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas, NV 89104. We maintain a website located at http://www.global-nrg.biz. The information contained in this website is not incorporated by reference into this annual report.

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

        We are currently a development stage company that intends to acquire build and operate facilities in various locations around the world that will use a proprietary technology, which is described below beginning on page 2.

Company Strategy

        Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. We believe that the United States has focused primarily on ethanol, while the European Community has focused primarily on biodiesel. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola).

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

Description of the KDV Technology

KDV Process

        The KDV process, which we believe represents a major breakthrough in the quest for renewable energy sources, utilizes proprietary technology developed by Dr. Koch, which he has licensed to his German company, Alphakat GmbH. Dr Christian Koch is a distinguished scientist who during his long-standing career at Siemens Corporation held several senior positions.

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

        In addition to MSW, we believe the KDV process can be applied to:

—	refinery residuals, such as petroleum coke, tar and paraffin, which cannot be used today, are environmentally harmful and very expensive to neutralize.

—	used oil from engines, organic wastes, sewerage sludge and animal manures;

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

Strategic Agreements

Alphakat GmbH Agreements

        Our plan to set up a series of worldwide waste-to-diesel production facilities is reflected by the terms of four agreements with Dr. Koch’s company Alphakat GmbH:

(1)
“Terms of agreement” between us and Alphakat GmbH, dated May 2, 2007, agreeing to incorporate an equally-owned subsidiary which would be granted certain exclusive rights with respect to the KDV technology;

(2)
“Shareholders’ Agreement” between us and Alphakat GmbH, dated July 10, 2007, agreeing on the terms of operation of Alphakat-Global Energy GmbH and the scope of the rights with respect to the KDV technology granted to it; and

(3)
Incorporators’ agreement and articles of Alphakat-Global Energy GmbH, dated November 22, 2007, by which we and Alphakat incorporate Alphakat-Global Energy GmbH as equal shareholders, and by which Alphakat granted Alphakat-Global Energy GmbH certain rights with respect to the KDV technology.

(4)
License agreement between AlphaKat - Global Energy GmbH and Alphakat GmbH, dated March 11, 2010 and effective as of February 6 2008, by which Alphakat GmbH granted to AlphaKat - Global Energy GmbH a license to commercialize, market, offer for sale, use and practice and make improvements to Alphakat GmbH's proprietary renewable diesel technology on a world-wide basis other than in Mexico, Spain, Bulgaria and Italy.

     Under these four agreements, Alphakat GmbH has granted Alphakat-Global Energy GmbH, the equally-owned subsidiary of Alphakat GmbH and ourselves, the following rights:

(1)
The non-exclusive right to sell and market KDV technology units worldwide, subject to rights previously granted to third parties to sell the KDV units Bulgaria, Spain, Portugal, Italy, Mexico, and Canada, and to co-operate in establishing plants using the KDV technology in Spain and Mexico.

(2)	The exclusive right to sell and market KDV technology in the United States and China.

Business Development Agreements

        On February 6, 2008, each of Dr. Koch, Alphakat GmbH, and Alphakat-Global Energy GmbH entered into agreements with Covanta Energy Corp., a wholly owned subsidiary of Covanta Holding Corporation. Alphakat GmbH is a company controlled by Dr. Koch and was licensed by him to utilize the KDV technology. Alphakat-Global Energy GmbH is a company equally owned by Alphakat GmbH and us. We consolidated Alphakat-Global Energy GmbH in accordance with FIN 46R “Consolidation of Variable Interest Entities, an interpretation of ARB no. 51” (“FIN 46R”). Covanta Holding Corporation is an internationally recognized owner and operator of waste-to-energy and power generation projects. Covanta Holding’s facilities convert municipal solid waste into renewable energy for numerous communities, predominately in the United States. Under the terms of these agreements, Covanta Energy Corp. has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the technology in China, United Kingdom and the Republic of Ireland. In accordance with the terms of this agreement, to preserve these rights, Covanta Energy Corp. purchased a KDV500 unit through Alphakat-Global Energy GmbH on July 8, 2008. Covanta Energy Corp. should achieve “target final acceptance date” after 350 days from the second payment, the final acceptance date can be changed by change of delivery dates of agreed shipments and work schedule. If Covanta Energy Corp.‘s tests are positive, and it wishes to proceed further with its deployment of the KDV technology, then it must order five additional KDV500 units within twelve months of the commissioning date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of the first unit, Covanta Energy Corp is obligated to order a total of 600 KDV500 units or equivalent units in terms of production capacity.

        Covanta Energy Corp. has also granted us the right to fund and own up to 35% of each of Covanta Energy Corp‘s KDV-based projects. In addition, Covanta Energy Corp. has agreed to pay us an amount equal to 10% of the gross revenue of each of Covanta Energy Corp.‘s KDV-based projects, regardless of whether we invest in these projects or not.

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

Joint Venture Agreement with S.C. Supercom S.A.

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

        As of December 31, 2009 and as of this day, no such KDV-based projects were initiated.

Memorandum of Understanding with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd.

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

Other Operations – Production of Crude Castor Oil in Ethiopia

        We invested approximately $2,300,000 in the cultivation of castor plants in Southern Ethiopia. Our activities were based in Sodo, Ethiopia and in the regions of Waletia and Goma Gofa, Ethiopia. We engaged a large number of local independent farmers who use a portion of their existing land to cultivate the castor seeds, or clear additional land, and trained these farmers on new agricultural techniques. The local independent farmers seeded approximately 4,000 hectares of land commencing in April, 2008. In the fourth quarter of 2008, the farmers harvested several hundred tons of castor crop.

        We also implemented a research and development program to develop a new species of castor to improve future yields. Pursuant to the amending and restating agreement with our senior secured lender dated September 22, 2008, described in detail in the “Financing Agreement with YA Global” section beginning below, we agreed to pay our senior secured lender, towards the repayment of our debt, 50% of all cash flows generated by our Ethiopian operations in excess of the first $700,000 of cash flow.

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

        Pursuant to the purchase agreement, Presaco paid an aggregate consideration of $700,000 in cash, of which the initial payment of $595,000 was paid at closing and deposited in escrow. The entire amount has since been released from escrow and the second payment of $105,000 was deposited at closing in escrow and is subject to release to Pacific on March 1, 2010.  On March 23, 2010, the amount of approximately $103,000 after reduction for escrow fees was released from the escrow to Pacific.

        For the five years following the closing, Pacific and our company have agreed not to carry on or hold an interest in any company, venture, entity or other business (other than a minority interest in a publicly traded company) which competes with Presaco’s business of castor operation (including, without limitation, as a shareholder).

        Pacific was formed as a joint venture with Yanai Man Projects Ltd., a company owned by Yanai Man. On April 5, 2009, Yanai Man Projects Ltd. transferred its remaining 5% interest in Pacific to the Company, and after such time the Company has held 100% of the issued and outstanding shares of Pacific.

Joint Venture Agreement with Waste 2 Oil GmbH

        On May 8, 2009, Alphakat – Global Energy GmbH entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH (“W2O”), a German company, by which W2O provided plant operations and testing services in Hoyerswerda, Germany, to Alphakat – Global Energy GmbH for three months. W2O is responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all taxes by law. The aim was to produce and sell diesel fuel. Alphakat – Global Energy GmbH agreed to pay W2O a monthly fee for covering the costs for operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT.

On May 8, 2009, Alphakat – Global Energy GmbH, or AKGE, a 50% subsidiary of Global Energy Inc., entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH, or W2O, a German company, pursuant to which W2O provided plant operations and testing services in Hoyerswerda, Germany, to AKGE for a period of three months. W2O was  responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all taxes by law.

        The aim was to produce and sell diesel fuel. All income from the sale of the product was to be equally divided between AKGE and W2O. AKGE agreed to pay W2O a monthly fee for covering the cost of operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro, and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT. The agreement was to commence five days after W2O notifies AKGE that the system is operational and will have a three month term.

Following the end of the three months, the agreement was not renewed.

Financing Agreement with YA Global

Initial Agreement with YA Global

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

March 2008 Amendment to YA Agreement

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

July 2008 Amendment to YA Agreement

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

 September 2008 Amending and Restating Agreement with YA Global

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

(4)
we would reduce the exercise price of all warrants held by the lender from $1.25 to $0.10 per share, and an increase in the number of shares of our common stock to be issued upon exercise of those warrants from 600,000 to 7,500,000 shares of our common stock, in each case as already required by the terms of those warrants; and

(5)
we would revise the repayment schedule for the debentures issued to the lender, and the Company Redemption Amount became dependent on the amount by which the total gross proceeds raised in the fall of 2008 private placement exceeded $2,200,000.

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

        On November 4, 2008, we closed the second stage of our private placement, selling four units at a price of $50,000 per unit, raising an aggregate of $200,000 in gross proceeds. Under the terms of this amending and restating agreement, based on the total gross proceeds of $1,700,000 raised in the private placement, we became obligated to pay the following amounts:

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

(3)	monthly installment payments as follows:

Installment Payment	Company Redemption Amount		Company Conversion Amount
November 2008	$0	(1)	$25,000
December 2008	$0	(1)	$35,000
January 2009	$10,000	(1)	$50,000
February 2009	$10,000	(1)	$60,000
March 2009	$10,000	(1)	$70,000
April 2009	$10,000	(1)	$70,000
May 2009	$10,000	(1)	$70,000
June 2009	$10,000	(1)	$75,000
July 2009	$10,000	(1)	$75,000
August 2009	$10,000	(1)	$75,000
September 2009	$10,000	(1)	$75,000
Each Month Thereafter	$225,000	(2)

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

August 2009 Amending Agreement with YA Agreement

On August 7, 2009 the Company agreed to modifications to the Securities Agreement, existing Debentures, which as of the such date were in the aggregate amount of $4,386,965,and related documents and instruments. The modifications were to become effective subject to the completion by the Company of minimum private placements in the amount of $650,000, among other conditions.  The parties agreed that upon completion of the private placement(s), payment in cash by the Company of $50,000 of the amounts outstanding under the debentures since April 1, 2009 ($20,000 of which had already been paid) and satisfaction of other conditions, the following would become effective:

•	The Existing Debentures terms would be modified as follows:

o
Payments.  All payments of principal and interest by the Company under the existing Debentures were to be deferred for a period of one year from the Effective Date.  Commencing the month preceding the one year anniversary of the Effective Date, the monthly payments to YA Global in the amount of $225,000 each were to resume.

o
Redemption.  The Company would have the option to redeem up to $3,000,000 of the outstanding principal and unpaid interest owing under the existing Debentures at any time with 15 days’ prior written notice to the Buyer at a redemption price equal to 115% of the amount being redeemed in accordance with the Amended and Restated Debenture.

o	Conversion Price. The Conversion Price of the existing Debentures was to be reduced to the effective price of the Common Stock issued in connection with the Offering.

•
Warrants. The exercise price of the Warrants was to be reduced to the effective price of the Common Stock issued in connection with the Offering.  The number of shares underlying the Warrants shall not be changed, provided that warrants or other Common Stock purchase rights are not issued in connection with the Offering.  If any warrants or other Common Stock purchase rights are issued in connection with the Offering then the Company shall issue new warrants to the Buyer such that the proportion of warrant shares to the amount of the Buyer’s initial investment is equal to proportion of warrant shares to the amount of the new investment in the Offering.   Any such new warrants shall have an exercise price equal to the price of the Common Stock issued in connection with the Offering

•
Buyer’s Lock up Provision. During any calendar month beginning with the month in which the Effective Date occurs and ending with the calendar month preceding the month in which the one-year anniversary of the Effective Date occurs, except for Excluded Sales (as defined below), the Buyer shall not sell shares of Common Stock for gross proceeds (measured by the quantity of shares sold multiplied by the sales price) of greater than (a) $50,000, or (b) 20% of the aggregate dollar traded volume traded during the preceding calendar month (as measured by multiplying the total volume traded in such month by the average price during such month according to Bloomberg LP).  For the purposes hereof the term “Excluded Sales” shall mean any sales by the Buyer at a price of five cents ($0.05) or more.

March 2010 Amending Agreement with YA Global

On March 8, 2010, we entered into a letter agreement (the "Amendment") with YA Global with respect to outstanding secured convertible debentures, which as of such date were in the aggregate amount of $4,675,116, and warrants to purchase 7,500,000 shares of our company’s common stock ( “Warrants”), updating and superseding the amending agreement between us and YA Global dated August 7, 2009 and referred to above  (the " April 2009 Agreement").

The April 2009 Agreement allowed us to, among others, defer certain principal and interest payments due under the Debentures so long as we raise at least $650,000 in private offerings and other conditions are met.

We entered into an investment transaction ("Transaction") with Mr. Yuval Ganot and Noam Elimelech Ltd., an Israeli private company fully owned by Mr. Ganot, for an aggregate offering amount of up to $1,500,000 over the course of sixteen months.  This Transaction did not meet the terms and conditions of an Offering under the April 2009 Agreement; however, we entered into the Amendment with YA Global pursuant to which YA Global has agreed to consent to the Transaction on the terms and condition set forth in the Amendment.

In connection with YA Global’s consent to the Transaction, the Amendment provided, among others, for the following:

Covenants by Global Energy:

•
Global Energy provided a cash flow projection budget in a form acceptable to the YA Global, demonstrating that the Global Energy will have sufficient cash flows to fund its operations for a period of at least 12 months.

•	Global Energy made a cash payment under the existing debentures of $30,000.

Issuance of Amended Debenture and Warrant Amendments:

•
Debentures.  Global Energy issued to YA Global two Secured Convertible Debentures (the “Amended and Restated Debentures”) in exchange for the existing debentures. The total principal amount of the Amended and Restated Debentures together is equal to the total amounts outstanding under the existing debentures.

-
Debenture I is in a principal amount of $3.17 million, bears interest at 8% per annum and has a maturity date of 36 months from issuance, with an extension to 48 months if a "second financing milestone" is reached.  No payments are due for first 18 months (24 months if the "first financing milestone" is reached, and 36 months if the "second financing milestone" is reached), with $150,000 per month thereafter.  Payments can be made in cash or stock at a 5% discount to market price, provided shares can be resold.  This debenture is convertible into common stock at $.05 per share, and 80,000,000 shares have initially been reserved for this debenture.  Global Energy can redeem this debenture at anytime with a 15% redemption premium.  A form of this debenture with the full terms and conditions is attached hereto as Exhibit 10.2.

-
Debenture II is in a principal amount of $1.5 million, bears interest at 8% per annum (6% if the "first financing milestone" is reached, and 4% if the "second financing milestone" is reached) and has a maturity date of 36 months from issuance.  No payments are due until maturity.  This debenture is convertible into common stock at $.01 per share, and 190,000,000 shares have initially been reserved for this debenture.  Global Energy cannot redeem this debenture prior to maturity without YA Global's consent.  A form of this debenture with the full terms and conditions is attached hereto as Exhibit 10.3.

•	Warrants. The exercise price of the Warrants was reduced to $0.01 per share and the number of shares underlying the Warrants remains unchanged.

•
YA Global’s Lock up.  Beginning on date of Agreement and ending on the earlier of (i) February 1, 2012 or (ii) upon an event of default, on any particular Trading Day, except for any sales by the YA Global at a price of seven and one half cents ($0.075) or more, YA Global may not sell such number of shares of Common Stock that would exceed 20% of the volume traded during such Trading Day, unless waived by Global Energy.

•
"First Financing Milestone" means the raising of at least $1.5 million in gross proceeds from (i) the Transaction or (ii) any financing transaction resulting in cash proceeds to Global Energy  (provided that (a) such transaction does not violate any provisions of the YA Global financing documents or (b) YA Global consents to such transaction) (an " Approved Transaction "), and " Second Financing Milestone " means the raising of at least $2 million in gross proceeds from (i) the Transaction or (ii) any other Approved Offering on or before March 1, 2012.

 As of December 31, 2009, we were not in material breach of any of our obligations under this amending and restating agreement

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

Intellectual Property

        We do not own any intellectual property.  Our subsidiary, AlphaKat - Global Energy GmbH, is a party to a license agreement with Alphakat GmbH by which Alphakat GmbH granted to our subsidiary, AlphaKat - Global Energy GmbH, a license to commercialize, market, offer for sale, use and practice and make improvements to Alphakat GmbH's proprietary renewable diesel technology on a world-wide basis other than in Mexico, Spain, Bulgaria and Italy.  See – "Description of Business – Strategic Agreements."

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

Employees

        As of December 31, 2009, we had one full time employee and one part time employee. We believe our relationships with our employees are good.

Item 1A.  Risk Factors

        Not Applicable.

Item 1B.  Unresolved Staff Comments

        Not Applicable.

Item 2.  Properties

        We have no properties in Israel, and we currently lease approximately 10 square meters of office space from Yuval Ganot in Tel Aviv, Israel.

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

Item 4. [Removed and Reserved].

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market for Common Equity

        Our common stock is quoted on the OTC Bulletin Board under the symbol “GEYI”. Trading in our common stock has occurred on a relatively inconsistent basis and the volume of shares traded has been limited.

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 23, 2010, was $0.017 per share.

	Low	High
2008

First Quarter	$0.30	$0.80
Second Quarter	$0.40	$0.72
Third Quarter	$0.10	$0.55
Fourth Quarter	$0.02	$0.48

2009

First Quarter	$0.01	$0.09
Second Quarter	$0.01	$0.041
Third Quarter	$0.014	$0.0295
Fourth Quarter	$0.01	$0.0395

Holders

        As of April 12, 2010, there were 141,284,673 shares of our common stock issued and outstanding held by 80 stockholders of record.

In connection with the Securities Purchase Agreement, dated as of September 10, 2009, with Yuval Ganot, as amended (the "Agreement"), as of April 15, 2010, an aggregate of 123 million shares are being held by an escrow agent for release in installments to Noam Elimelech Ltd., an Israeli company wholly owned by Mr. Ganot ("Investor"), upon each payment to us by the Investor of the applicable installment of the purchase price each month under the terms of the Agreement.

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

Recent Sales of Unregistered Securities

        Throughout the 2009 fiscal year, we authorized the issuance of options to our directors and officers to acquire in the aggregate 750,000 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation”.

        On March 20, 2008, August 7, 2009 and March 8, 2010, we entered into amendments to the securities purchase agreement with YA Global Investments, L.P. that amended the terms of the convertible debentures issued July 10, 2007, October 23, 2007 and December 5, 2007. For more information, see Item 1. entitled “ Business ” under “Financing Agreement with YA Global”.

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

        On September 22, 2008, we entered into an amending and restating agreement with YA Global Investments, L.P. with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our company’s common stock owned by YA Global Investments, L.P. Pursuant to this agreement, we issued 1,000,000 restricted shares of our common stock to YA Global Investments, L.P. We issued the securities to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. For more information, see Item 1. titled “ Business ” under “Financing Agreements”.

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

On January 5, 2009, we issued 1,228,070 shares of the Company to YA Global Investments, L.P. upon the conversion of  $35 thousand of the principal amount of  the Debenture (a conversion price of $0.0285 per share).  On March 5, 2009, we issued 1,052,632 shares of the Company to YA Global upon the conversion of  $10 thousand of the principal amount of  the Debenture (a conversion price of $0.0095 per share).    On July 6, 2009, we issued 884,956 shares of the Company to YA Global upon the conversion of  $10 thousand of the principal amount of  the Debenture (a conversion price of $0.0113 per share). On September 6, 2009, we issued an additional 675,676 shares of the Company to YA Global upon the conversion of $10 thousand of the principal amount of  the Debenture (a conversion price of $0.0148 per share).

On September 10, 2009, we entered into a Securities Purchase Agreement with Yuval Ganot, or a company on his behalf, an accredited investor. Subject to the terms of the Agreement, on the closing date and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), Mr. Ganot agreed to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price under the Agreement is $0.01 per Share. Pursuant to the terms of the Agreement, Mr. Ganot may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the Shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares).

 We also undertook to endeavor that Mr. Ganot (or its representative) is appointed to our Board of Directors. We further granted Mr. Ganot a right of first offer to participate in any subsequent equity financing that shall expire on the earliest of the first anniversary of the Agreement or the expiration of the right of first offer period. Mr. Ganot was further granted, subject to applicable law, a right to participate in any equity financing pursued by us in the two year period following the Closing Date, on the same terms and in such manner that will maintain its ownership in us. Mr. Ganot had the right, at any time prior to the Closing Date, to withdraw from the Agreement.

On December 23, 2009, we entered into an Amendment to the Securities Purchase Agreement with Yuval Ganot, pursuant to which the closing date of the investment (the “Investment”) contemplated by the Agreement would be December 23, 2009, and Noam Elimelech Ltd., an Israeli private company fully owned by Mr. Ganot, would be the investor (the “Investor”).  The Amendment provided that until the fulfillment of certain conditions set forth in the Amendment, the Investor would have the right to terminate the Agreement with written notice to us. It further provided that we would reimburse the Investor for all legal fees borne by the Investor in connection with the Investment.

Pursuant to the terms of the Agreement and the Amendment, on December 23, 2009 (the “Closing Date”), the Investment transaction was completed. We issued 15,263,700 shares in the aggregate to the Inventor during the fourth quarter of 2009 for payments of $152,637 in the aggregate. On each subsequent closing (which is to occur on the 15th day of each calendar month subsequent to the Closing Date), the Investor is to pay the applicable installment of the purchase price ($60,000) directly to us, and the escrow agent is to release to the Investor 5,400,000 shares subject to such payment, as contemplated by the Agreement.

On April 13, 2010, we signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. providing for the terms of payment our brokers who introduced Mr. Ganot to us.  Under the terms of the agreement, we are to pay them an aggregate of $60,000 payable over 10 months and issue them options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share.

Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Equity Compensation Plan Information

(1)
Our board of directors adopted an equity compensation plan, the 2007 Share Option Plan, on May 15, 2007, under which a total of 8,500,000, shares of our common stock have been authorized for issuance, On March 31, 2009, our board of directors approved the increase of the number of shares reserved for issuance under the Plan from 8,500,000 shares to 12,150,000 shares. The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	9,281,436	0.91	2,868,564

Equity compensation plans not approved by security holders

(1)     As of December 31, 2009, the following options have been issued and outstanding pursuant to an equity compensation plan: 5,055,021 options granted to Asi Shalgi pursuant to an option agreement dated April 30, 2007, 200,000 options with an exercise price of $0.01 granted to Dr. Irit Arbel , 226,415 options with an exercise price of $1.25 granted to Mr. Amir Elbaz for his services in YA Global transaction and 2,700,000 options with an average exercise price of $0.178 granted to officers and directors during 2008. During 2009, 750,000 options were issued to Mr. Alex Werber pursuant to option agreement with an exercise price of $0.175, and 1,000,000 options with an exercise price of $0.02 granted to Mr. David Zenker  for his services in the Private Placement with Yuval Ganot .

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

Critical Accounting Policies

Going concern considerations

        As of December 31, 2009, we had negative working capital of approximately $5,920,000 and an accumulated capital deficiency of approximately $4,979,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2009, we have had no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $238,000 during the period between December 31, 2009 and December 31, 2010, as described in detail in Item. 1 entitled “Business ”under “ Financing Agreement ”.

Liquidity and Capital Resources

In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants.  In addition, pursuant to a Securities Purchase Agreement with Yuval Ganot, as of December 31, 2009, we sold an aggregate of 15,263,700 of our shares of common stock for an aggregate purchase price of $120,000.  As of December 31, 2009, our cash and cash equivalents were $100,000 compared to $278,000 as of December 31, 2008, and we had a negative working capital of $5,920,000.

        We have committed to an installment payment schedule that requires us to make monthly payments in cash and shares on our outstanding debt to our senior secured lender.  See "Financing Agreement with YA Global" in Item 1. under the "Description of the Business" for more information.

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

Results of Operations for the Year ended December 31, 2009

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the fiscal year ended December 31, 2009 and incurred a cumulative loss of $8,312,000  from July 7, 2005 through December 31, 2009.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

         For the 12 months ending in December 2010, we estimate expending a total of approximately $720,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, purchase KDV units, pay salaries of over employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months

G&A Salaries	$240,000
Other Operations	$480,000
Total	$720,000

Newly Issued Accounting Pronouncements

1)
The Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

2)
The Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

3)
The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

4)
The Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.  Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2009 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2009 ANNUAL REPORT

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Energy, Inc. (a development stage company):

We have audited the accompanying balance sheet of Global Energy, Inc. and subsidiaries (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of December 31, 2008 and the statement of operation for the years ended December 31, 2008 and 2007 and the cumulative totals of the Company for the period from July 7, 2005 (date of inception) to December 31, 2008, which totals reflect a deficit of $6,892,000 accumulated during the development stage. Both, the statements and the cumulative totals before restatement were audited by other auditors whose report, dated May 18, 2009, expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note 8 that were applied to restate the 2008 and 2007 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Global Energy Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
April 13, 2010

GLOBAL ENEGY INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	U.S dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$100	$278
Restricted cash	510
Advance to related party	3,512	3,550
Other accounts receivable	47	146
T o t a l current assets	3,764	3,974
LONG TERM DEPOSITS		3
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	952	1,342
T o t a l assets	$4,734	$5,337

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$133	$284
Accrued expenses	1,201	550
Advance from third party	3,512	3,550
Short term loans	138	321
Short term loans from related parties	100	552
Debentures convertible into shares	4,600	4,256	*
T o t a l current liabilities	9,684	9,513
ACCRUED SEVERENCE AND VACATION	11	5
MINORITY INTEREST	18	18
T o t a l liabilities	9,713	9,536
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 11) - Common shares of $0.001 par value each: Authorized: 750,000,000 and 250,000,000 shares at December 31, 2009 and 2008, respectively; Issued and outstanding: 126,548,373 and 81,701,834 shares at December 31, 2009 and 2008, respectively	127	82
Additional paid-in capital	2,064	1,469
Warrants	1,215	1,215
Receivables in respect of shares issued
Accumulated deficit during development stage	(8,312)	(6,892	)*
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,979)	(4,199)
T o t a l liabilities net of capital deficiency	$4,734	$5,337

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31			Cumulative from July 7, 2005 through December 31,
	2009	2008	2007	2009
	U.S dollars in thousands, except share data
OPERATING EXPENSES -
General and Administrative expenses (*)	$(1,373)	$(2,791)	$(1,547)	$(5,810)

FINANCIAL EXPENSES - NET **	(531)	(1,180)	(404)	(1,786)
NET (LOSS) FROM CONTINUING OPERATIONS FOR THE PERIOD	$(1,904)	$(3,971)	$(1,951)	$(7,596)
DISCONTINUED OPERATION:
Loss from operations of discontinued component	-	(1,157)	(43)	(1,200)
Gain on sale of subsidiary	484			484
NET LOSS	$(1,420)	$(5,128)	$(1,994)	$(8,312)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.015)	$(0.075)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC	91,837,656	67,669,862	48,206,454
AND DILUTED NET LOSS PER SHARE

* In the year ended December 31, 2009 - includes $165 thousand share-based compensation (31.12.2008 - $150 thousand).

** After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2008:
Issuance of shares - net of issuance expenses	75,537,764	75	931	$843				1,849
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	1,200,000	1	149	126				276
Issuance of shares - in relation with conversion of debentures	314,070	1	24					25
Net loss for the period					$(6,892	) *		(6,640)
Issuance of options for services			260					260
BALANCE AT DECEMBER 31, 2008	81,701,834	82	1,469	1,215	(6,892)		(73)	(4,199)
CHANGES DURING THE YEAR ENDED
December 31, 2009 :
Issuance of shares- net of issuance expenses	15,263,700	15	137					152
Issuance of shares to extinguish debt	24,741,505	25	221					246
Share based compensation for services	1,000,000	1	11					12
Issuance of shares - in relation with conversion of debentures	3,841,334	4	61					65
Net loss for the period					(1,420)			(1,420)
Issuance of options for services			165					165
BALANCE AT December 31, 2009	126,548,373	$127	$2,064	$1,215	$(8,312)		$(73)	$(4,979)

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				from July 7,
				2005 through
	Year ended December 31			December 31,
	2009	2008	2007	2009
	U.S dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,420)	$(5,128)	$(1,994)	$(8,312)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	10	35	2	47
Gain from sale of subsidiary	(484)			(484)
Exchange differences on long term deposits	3	(3)
Share based compensation expenses	164	150	110	424
Increase (decrease) accrued interest on Short term loan from related parties	13			19
Increase (decrease) accrued interest on Short term loan	39			33
Expenses in respect of the convertibles debentures	449	1,009	403	1,532 *

Increase (decrease) Accrued severance and vacation	6	5		11
Decrease (increase) in other accounts receivable and advance from supplier	67	(3,491)	(187)	(3,611)
Increase (decrease) in advance to minority shareholder		2	(2)
Increase in accounts payables	37	101	173	311
Increase (decrease) in accrued expenses and advance from supplier	678	3,794	317	4,768
Net cash used in operating activities	(438)	(3,526)	(1,178)	(5,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)	(18)
Proceeds from sale of subsidiary	588			588
Payment for purchasing of property and equipment		(854)	(525)	(1,379)
Net cash used in investing activities	588	(854)	(543)	(809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	152	1,414	390	1,973
Loans received from shareholders and related parties		528		528
Loans received from others		316		316
Debentures repaid	(40)			(40)
Proceeds from debt issuance				46
Proceeds from issuance of convertible debentures and warrants net of issuance expenses		930	2,790	3,720
Loans repaid	(440)			(440)
Net cash provided by (used in) financing activities	(328)	3,188	3,180	6,103
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(178)	(1,192)	1,459	32
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278	1,470	11	68
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$278	$1,470	$100
NON-CASH TRANSACTION:
Conversion of loans payable into shares	246		$28
Conversion of debentures into shares		$25
Issuance of shares and warrants - in relation with debt extinguishment	65	$276

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. ("the Company") will continue as a going concern. As of December 31, 2009, the Company had approximately $100 thousand in cash and cash equivalents, approximately $5,920 thousand in negative working capital, a shareholders’ deficit of approximately $4,979 thousand and an accumulated deficit during development stage of approximately $8,312 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that it's business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to the disposal of the Company’s principal operation - petroleum and natural gas resource properties, the Company is considered as a development stage enterprise since July 7, 2005. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since July 7, 2005, inception of becoming a development stage company, until December 31, 2009.

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

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. YMP holds 49.9% interest of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 449 ordinary shares in Pacific, constituting 90% of YMP’s holdings in Pacific, for consideration of $150 thousand, payable by the Company over a period of one year through the payment of ten monthly installments of $15 thousand each starting January 30, 2009. The Company exercised this right of purchase on October 8, 2008 and therefore as of December 31, 2009 the Company holds 95% of Pacific's share capital. Additionally, during the first two years following the effective date of the agreement, YMP has the right to require the Company to purchase an additional 25 ordinary shares in Pacific held by YMP per year, for a total of $50 thousand, payable by the Company over a period of one year from the exercise of the right by YMP. The parties also agreed that at all times, the Company has the right to purchase the 50  remaining shares of Pacific held by YMP for an additional consideration of $100 thousand, payable by the Company over a period of one year from the exercise of the right by the Company. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company's but the sum of $150 thousand will not be paid. According to this amendment the $150 thousand was not presented in these financial statements as a liability.

As to an agreement to issue to third party shares in Pacific constituting 44% of the outstanding shares of Pacific that was not fulfilled, see Note 5.

On March 18, 2009, Global Ethiopia was sold in consideration of $700 thousand. Immediately after the sale, Pacific's CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of December 31, 2009 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.6 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

The Company has consolidated AGEI. See item d, below.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2009 Covanta had paid $3,550 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

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

As of December 31, 2009, no such KDV-based projects were initiated.

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

The initial share capital of Super Energy S.A. is to be 51% held by us and 49% held by Supercom, with each contributing 5% of their shares to Target Group upon incorporation of Super Energy S.A. so that the share capital of Super Energy S.A. would be held in the following manner: our company - 46%, Supercom - 44%, and Target Group  10%. Initially, the board of directors of Super Energy S.A. will be comprised of four board members, with each of Supercom and the Company entitled to appoint two.

All projects undertaken under this agreement are to be financed by Supercom providing 100% of the required equity via a special purpose vehicle, and Super Energy S.A. reimbursing Supercom for investments made on its behalf.

As of December 31, 2009 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding ("MOU") with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. ("Shaanxi"), a company located in the People's Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

c.	Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S dollar (“$” or “dollar").

Most of the Company’s expenses are incurred in dollars. Most of the Company’s external financing is in dollars. The Company holds most of its cash and cash equivalents in dollars. Thus, the functional currency of the Company is the dollar (except AGEI which is EURO).

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar are re-measured using the representative foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of transaction. The effects of foreign currency re-measurement are reported in current operations (as “financial expenses - net) and have not been material to date.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

 d.               Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries mentioned above, and the accounts of the 50% owned entity (AGEI) which is a variable interest entity and the Company is the primary beneficiary.

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

The annual depreciation is as follows: leasehold improvements are amortized over the term of the lease which is shorter than the estimated useful life of the improvements. Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over five years. Furniture is depreciated over fourteen years.

                     g.               Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended December 31, 2009, 2008 and 2007, no impairment losses have been identified.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                     h.               Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results may differ from those estimates.

i.	Derivative financial instruments (“derivatives”)

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative, for accounting purposes, as: (1) hedging instrument, or (2) non-hedging instrument. Any changes in fair value are to be reflected as current gains or losses or other comprehensive gains or losses, depending upon whether the derivative is designated as a hedge and what type of hedging relationship exists. Changes in fair value of non-hedging instruments are carried to “financial expenses-net” on a current basis. To date, the Company did not have any contracts that qualify for hedge accounting.

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

                      j.               Share-based payments

The Company accounts for awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule using the graded vesting attribution method.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

                     k.              Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2009, and 2008, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

                     p.               Newly issued accounting pronouncements:

The Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

The Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

The Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

	December 31
	2009	2008
	U.S dollars in thousands
Prepaid expenses	$25	$69
Governmental Institutions	4	14
Other receivable	18	63
	$47	$146

NOTE 3 - PROPERTY AND EQUIPMENT:

	December 31
	2009	2008
	U.S dollars in thousands
Cost:
Advances on account of acquisition of machinery	$931	$931
Construction in progress		194
Tools and equipment		128
Motor Cycles		32
Computer software and electronic equipment	6	42
Furniture	21	37
Leasehold improvements		15
	958	1,379
Less, accumulated depreciation and amortization	6	37
	$952	$1,342

NOTE 4 – ACCRUED EXPENSES:

	December 31
	2009	2008
	U.S dollars in thousands
Accrued expenses	$1,130	$445
Employees and payroll accruals	69	102
Government authorities	2	3
	$1,201	$550

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - SHORT TERM LOANS

	December 31
	2009	2008
	U.S dollars in thousands
Loan from third party (a)	88	216
Loan from other third party (b)	50	105
	$138	$321

(a)
On October 26, 2008, Pacific entered into a Loan Agreement (the “Agreement”) with a third party ("the Lender"). The lender is the brother of one of the controlling shareholders of Carrigain Investment Ltd, which is the controlling shareholder of the Company. It was agreed that the Lender shall loan Pacific an aggregate of $400 thousand, with $300 thousand being transferred to Pacific in three equal installments during October and November 2008 and $100 thousand will remain on-call. The loan bears no interest. On May 2009 an amount of $128 thousand was repaid by Pacific.

(b)
On July 9, 2008, Pacific entered into a term sheet for a loan with another third party ("term sheet"). It was agreed in the term sheet that the third party will loan Pacific an amount of $400 thousand in consideration for an ownership interest in the share capital of Pacific and collaborations in projects in Ethiopia and non competition understandings in some parts of Ethiopia. On July, 2008, the third party loaned Pacific an amount of $100 thousand to be repaid no later than November 30, 2008 and entitled the third party to 1% of the share capital of Pacific. Since it was not repaid, according to the term sheet, this amount bears a weekly interest rate of 1% from the repayment date until the actual date of repayment and entitles the third party to 2% of the share capital of Pacific.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT TERM LOANS FROM RELATED PARTIES:

	2009	2008
	U.S dollars in thousands
Loan from a shareholder (a)	$82	$178
Loans from other shareholders (b)	18	18
Loan from a related party (c)		156
Loans from other related parties (c)		200
	$100	$552

(a)
Loans to Pacific from a shareholder and a related party bear interest at an annual rate of 4% and were due on January 1, 2009. According to the terms of the agreement with the shareholder, since the loan was not repaid on January 1, 2009, the remaining loan bears interest at a monthly rate of 3% from that date.

(b)	The Company borrowed $18 thousand from four shareholders of the Company on May 4, 2006. The loans are unsecured, non-interest bearing and due on demand.

Loans received from related parties and were back to back with loans the related parties received from a bank. The bank loans were granted for one month and have revolved each month. The interest rate is variable and is determined each month by the bank. As of December 31, 2008, the interest rate was 7%.

NOTE 7 - ADVANCE TO MINORITY INTEREST SHAREHOLDER:

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. The last installment was received after a registration statement for the underlying shares was declared effective by the Securities and Exchange Commission ("SEC"). The Debentures bear interest at 10% per annum, the payments of the principals and interest was due to commence on July 31, 2008 and continuing on each successive month thereafter until October 2010. The Debentures are convertible, at the option of the investor at any time, into shares of the Company’s common Shares at a conversion price which is defined as the lower of an applicable conversion price of $2.2 per share or 95% of the lowest volume weighted average price during the 15 prior trading days. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing Bid price is less than the conversion price,(2) the underlying shares registration statement is effective and (3) no event of default has occurred.

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

•	The applicable conversion price was reduced from $2.20 to $1.25 for all debentures outstanding;

•	The exercise prices of the warrants were reduced from $2.50 and $2.35 to $1.25.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

On September 22, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments. The amendment became effective September 30, 2008. The Amendment allows the Company the following:

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

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

In 2008 the Company analyzed the difference between the value of the Debentures using the original terms compared to the value of the Debentures using the new terms under EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and found this difference is greater than 10%, therefore it was determined to account this transaction as debt extinguishment. Accordingly the Company recorded a gain from extinguishment of $867 thousand.

If any event of default occurred, the full unpaid principal amount of these Debentures, together with interest shall become at the Investor's election, immediately due and payable in cash. The conversion option included within each of the Company’s Debentures does not meet all the conditions related to equity classification and therefore should be bifurcated from the debt host contract. In addition the put option and call option are considered as embedded derivatives that require bifurcation, therefore these instruments are evaluated each reporting period and the difference in fair value is recorded as financial income or expense.

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

On July 6, 2009, $10 thousand of the Principal amount of Debenture were converted into 884,956 shares of the Company (a conversion price of $0.0113 per share).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 6, 2009, additional $10,000 of the principal amount of these debentures was converted into 675,676 shares of our common stock of our company (a conversion price of $0.0148 per share).

As to conversion of Debentures into shares after the balance sheet date, see Note 15a.

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

Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” codified in FASB ASC 470-20. The standard requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The standard requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The standard requires retroactive application to the terms of instruments as they existed for all periods presented. The retroactive application of this standard to the Company's convertible debentures and warrants resulted in an increase in the opening balance in 2009 of accumulated deficit during development stage of $252 thousand and resulted in an increase of $252 thousand in the financial expenses for the year ended December 31, 2008.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

a.	Fuel currently leases office in Tel Aviv, Israel, under operating lease agreement, which expires at September 30, 2010. The monthly rent is approximately $1 thousand.

b.	The Company gave guarantees to all of Pacific's loans (approximately $650 thousand), see notes 5 and 6.

c.
Under the agreement signed with AlphaKat (see Note 1b) with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste, the Company agreed to: 1) Provide financial support for the project, 2) Purchase up to three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments of €10 thousand to AlphaKat for consulting (until December 31, 2009, the Company paid AlphaKat an amount of $931 thousand on account of the first KDV500 turbine).

d.
Under a joint venture agreement signed with Supercom to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology, the Company is obligated to submit to Super Energy a detailed contract for the purchase of the KDV system ("the First System") which shall detail the price, payment terms, timetable and manufacturer guaranties. In addition, the Company will guaranty the supply of the necessary catalizator in connection with the First System for a period of at least ten years and AGEI will guarantee together with the producer of the equipment the good function of the installation to the established parameters, respectively processing municipal solid waste and proceeding 500 liters of diesel per hour.

e.
On June 15, 2009 The Company entered into an agreement with Cypress Partners LLC whereby Cypress was retained as the Company's financial advisor, placement agent, and arranger for debt and equity financing and business combinations. The Company paid Cypress a retainer of 500,000 shares of the Company's stock. The Company is required to pay Cypress a milestone fee of 1,500,000 shares of the Company's stock upon receipt of a term sheet from a potential purchaser and a fee of 8% of the transaction at closing and warrants to purchase Company stock with a value equal to the 8% fee. The agreement can be terminated after 15 days notice. The fee arrangement continues for 12 months after termination.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL:

a.
Common shares

The Company's shares are traded on the Over-The-Counter Bulletin Board.

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

a.
Common shares (continued):

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

On July 6, 2009, $10 thousand of the Principal amount of Debenture were converted into 884,956 shares of the Company (a conversion price of $0.0113 per share).

On September 6, 2009, $10 thousand of the principal amount of debentures were converted into 675,676 shares of our common stock of the Company (a conversion price of $0.0148 per share).

As to the issuance of warrants, see Note 8.

As to issuance of shares after the balance sheet date, see Note 14a.

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per Share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the Shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor has been amended on March 15, 2010, see Note 14b. 150,000,000 shares have been placed in escrow pending receipt of the investment. During 2009 the investor invested $152,637 which entitles the investor to 15,263,700 shares from the shares held in escrow. Accordingly these 15,263,700 shares are reported as issued and outstanding.

On September 22, 2009, $247,415 of the principal amount of loans were converted into 24,741,505 shares of our common stock of the Company (at a conversion price of $0.01 per share).

On June 25, 2009, the Company entered into an agreement under which it issued 500,000 shares valued at $0.012 per share reflecting an aggregate value of $6,000 for consideration of financial advisor services provided.

On June 25, 2009, the Company issued 500,000 shares valued at $0.012 per share reflecting an aggregate value of $6,000 as a fee relating to a loan.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10- SHARE CAPITAL (continued):

On May 21, 2008, the Company granted options to a consultant to purchase 226,415 of the Company's common shares of $0.001 par value, the options were immediately vested and exercisable at an exercise price of $1.25 per share. The fair value of the options granted was $85 thousand. On September 24, 2008, the Company announced the appointment of the consultant to its Board of Directors.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	2.66%
Dividend yields	0
Volatility	208%
Expected term (in years)	4

On December 29, 2008, the Board of Directors of the Company resolved the granting of 2,350,000 options to four directors of the Company, exercisable for five years at an exercise prices ranging from $0.15 per share to $0.2 per share, to be vested on the second anniversary of grant. One of the four directors has resigned on December 2009, his 650,000 options were forfeited and none were vested.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.45%
Dividend yields	0
Volatility	263%
Expected term (in years)	5

The fair value of the options granted above using the Black-Scholes model is $0.07 per option.

On January 1, 2009, the Board of Directors of the Company resolved the granting of 2,000,000 options to Pacific's CEO, exercisable for five years at an exercise prices ranging from $0.15 per share to $0.2 per share, to be vested at a rate of 25% per year commencing July 1, 2007 every subsequent July 1; Since the Officer has been reigned the options were forfeited.  On the same day, the Board of Directors of the Company resolved the granting of 750,000 options to the CFO exercisable for five years at exercise price ranging from $0.15 per share to $0.2 per share, to be vested at a rate of 2.083% per month commencing May 2007.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	1.89%
Dividend yields	0
Volatility	357%
Expected term (in years)	5

On July 29, 2009 the Company granted 1,000,000 stock options to a service provider for his services in connection with the PIPE transaction. The options were exercisable immediately at an exercise price of $0.02 per share and exercisable for two years period.

The fair value of the stock options grants was estimated using the Black-Scholes option valuation model that used the following assumptions:

Risk free interest	17%
Dividend yields	0
Volatility	407%
Expected term (in years)	2

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

A summary of the status of the stock options granted to employees and directors as of December 31, 2009 and 2008, and changes during the year ended on those dates, is presented below:

	Year ended December 31,
	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$

Options outstanding at beginning of year	7,755,021	0.01	5,055,021	0.01
Changes during the year:
Granted - at an exercise price above market price	2,750,000	0.175	4,900,000	1.08
Forfeited	2,650,000	0.175	2,200,000	2.20
Options outstanding at end of year	7,855,021	0.07	7,755,021	0.07
Options exercisable at end of year	3,753,552		1,263,755
Weighted average fair value of options granted during the year	$0.01		$0.30

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2009 and 2008 were $149 thousand and $150 thousand, respectively.

The following table presents summary information concerning the options outstanding as of December 31, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
0.01	5,055,021	7.33	0.01	98,067
0.15 to 0.20	2,800,000	7.55	0.175	-
	7,855,021	7.41	0.07	-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

The following table presents summary information concerning the options exercisable as of December 31, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	exercisable	Life	price	intrinsic value
$		Years	$	$
0.01	2,527,511	7.33	0.01	49,034
0.175	1,226,042	6.89	0.175	-
	3,753,552	7.19	0.064	-

A summary of the status of the stock options granted to non-employees as of December 31, 2009 and 2008, and changes during the year ended on those dates, is presented below:

	Year ended December 31
	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$

Options outstanding at beginning of year	426,415	0.01	400,000	0.01
Changes during the year - granted - at an exercise price above market price	1,000,000	0.02	226,415	1.25
Forfeited			200,000	0.01
Options outstanding at end of year	1,426,415	0.21	426,415	0.67
Options exercisable at end of year	426,415		426,415

The Company recorded stock compensation of $15 thousand and $85 thousand during the years ended December 31, 2009 and 2008, respectively, related to consulting services.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

The following table presents summary information concerning the options outstanding and options exercisable as of December 31, 2009:

		Weighted
		Average	Weighted
		Remaining	average
exercise	Number	Contractual	exercise	Aggregate
prices	outstanding	Life	price	intrinsic value
$		Years	$	$
1.25	226,415	1.39	1.25	-
0.01	200,000	1.33	0.01	3,880
0.02	1,000,000	1.42	0.02	9,400
	1,426,415	1.40	0.19	-

As of December 31, 2009 no options were exercised.

As of December 31, 2009, there were $203 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

NOTE 11 - INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2009 and thereafter are as follows:  2009 - 26% and for 2010 and thereafter - 25%.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - INCOME TAXES (continued):

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry-forward	$2,909	$2,274
Valuation allowance	(2,909)	(2,274)
	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, December 31, 2009	$2,274
Increase	635
Valuation allowance, December 31, 2009	$2,909

At December 31, 2009, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $8,312 thousand. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States be severely limited under the Internal Revenue Code for losses incurred prior to 2007.

Carryforward losses of the Company's Israeli subsidiaries aggregate $1,728 thousand at December 31, 2009.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2009	December 31, 2008
Options:
Weighted average number, in thousands	5,180	5,515
Weighted average exercise price	$0.10	$0.17
Warrants:
Weighted average number, in thousands	7,500	6,912
Weighted average exercise price	$0.01	$0.05
Convertible Debt:
Weighted average number, in thousands	460,000	10,055
Weighted average Conversion price	$0.01	$0.58

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13- SUBSEQUENT EVENTS:

 On March 8, 2010, we entered into a letter agreement (the "Amendment") with YA Global with respect to outstanding secured convertible debentures, which are in the aggregate amount of $4,675,116, and warrants to purchase 7,500,000 shares of our company’s common stock ( “Warrants” ), updating and superseding the previously existing agreement between us and YA Global  (the " Original Agreement ").

The Original Agreement allowed us to defer certain principal and interest payments due under the debenture on condition that we raise at least $650,000 in private offerings and other conditions are satisfied.

We entered into an investment transaction ("Transaction") with Mr. Yuval Ganot and Noam Elimelech Ltd., an Israeli private company fully owned by Mr. Ganot, for an aggregate offering amount of up to $1,500,000 over the course of sixteen months .YA Global has agreed to consent to the Transaction on the terms and conditions set forth in the Amendment.

In connection with YA Global’s consent to the Transaction, the Amendment has been further amended to provided, among others, for the following:

Covenants by Global Energy:

☐
Global Energy provided a cash flow projection budget in a form acceptable to YA Global, demonstrating that the Global Energy will have sufficient cash flows to fund its operations for a period of at least 12 months.

☐	Global Energy made a cash payment under the existing debentures of $30,000.

Issuance of Amended Debenture and Warrant Amendments:

☐
Debentures.  Global Energy issued to YA Global two Secured Convertible Debentures (the “Amended and Restated Debentures”) in exchange for the existing debentures. The total principal amount of the Amended and Restated Debentures together is equal to the total amounts outstanding under the existing debentures.

-
Debenture I is in a principal amount of $3.17 million, bears interest at 8% per annum and has a maturity date of 36 months from issuance, with an extension to 48 months if a "second financing milestone" is reached.  No payments are due for first 18 months (24 months if the "first financing milestone" is reached, and 36 months if the "second financing milestone" is reached), with $150,000 per month thereafter.  Payments can be made in cash or stock at a 5% discount to market price, provided shares can be resold.  This debenture is convertible into common stock at $.05 per share, and 80,000,000 shares have initially been reserved for this debenture.  Global Energy can redeem this debenture at anytime with a 15% redemption premium.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

-
Debenture II is in a principal amount of $1.5 million, bears interest at 8% per annum (6% if the "first financing milestone" is reached, and 4% if the "second financing milestone" is reached) and has a maturity date of 36 months from issuance.  No payments are due until maturity.  This debenture is convertible into common stock at $.01 per share, and 190,000,000 shares have initially been reserved for this debenture.  Global Energy cannot redeem this debenture prior to maturity without YA Global's consent.

☐	Warrants. The exercise price of the Warrants was reduced to $0.01 per share and the number of shares underlying the Warrants remains unchanged.

☐
YA Global’s Lock up.  Beginning on date of Agreement and ending on the earlier of (i) February 1, 2012 or (ii) upon an event of default, on any particular Trading Day, except for any sales by the YA Global at a price of seven and one half cents ($0.075) or more, YA Global may not sell such number of shares of Common Stock that would exceed 20% of the volume traded during such Trading Day, unless waived by Global Energy.

☐
"First Financing Milestone" means the raising of at least $1.5 million in gross proceeds from (i) the Transaction or (ii) any financing transaction resulting in cash proceeds to Global Energy  (provided that (a) such transaction does not violate any provisions of the YA Global financing documents or (b) YA Global consents to such transaction) (an " Approved Transaction "), and " Second Financing Milestone " means the raising of at least $2 million in gross proceeds from (i) the Transaction or (ii) any other Approved Offering on or before March 1, 2012.

 As of December 31, 2009, we were not in material breach of any of our obligations under this amending and restating agreement

On January 8, 2010, we granted to each of board members Amir Elbaz and Nissan Caspi, 1,200,000 stock options, with one third of the options granted at an exercise price of $0.0243, one third at an exercise price of $0.0304 and one third at an exercise price of $0.0365.  Our board member, Avner Ra'anan was granted an aggregate of 1,800,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above.  Our additional board member, Yuval Ganot was granted an aggregate of 600,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above. All of the foregoing options will vest immediately and shall expire three years after the grant date.

The options were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the 1933 Act.

On January 31, 2010, we granted our CEO, Mr. Asi Shalgi, up to nine million stock options, with three million granted at an exercise price of $0.0243 per share to be vested immediately, three million granted at an exercise price of $0.0304 per share to be vested on January 1, 2011, and three million granted at an exercise price of $0.0365 per share to be vested on January 1, 2012.

The options were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the 1933 Act.

On April 13, 2010, the Company signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. providing for the terms of payment our brokers who introduced Mr. Ganot to us.  Under the terms of the agreement, we are to pay them an aggregate of $60,000 payable over 10 months and issue them options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).  Controls and Procedures

    (a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we didn’t have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 20, 2010.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi	55	President, Chief Executive Officer,
Alex Werber	54	Treasurer and Chief Financial Officer
Avner Raanan(1) (4)	59	Director
Amir Elbaz(1) (2) (4)	39	Director
Nissan Caspi(1) (3)	52	Director
Yuval Ganot	38	Director

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

        Amir Elbaz. Mr. Elbaz has served as our director since September 22, 2008. He specializes in corporate financing and strategic planning for private and public companies. Mr. Elbaz is currently serving as a director on the audit committee of Smart Online Inc., and he is currently employed by Yorkville Advisors as Senior VP in the Special Situations Group. Prior to joining Yorkville Advisors, he advised several renewable energy companies (Solar PV, Wind and Waste-to-Energy) on matters related to financing, corporate strategy and business development. Amir has served as the Executive Vice President, Chief Financial Officer and Board Member of Lithium Technology Corporation between 2005 and 2008. At Lithium Technology Corporation, he oversaw its finances, reporting and the planning of its business ventures. Prior to that, he served as a senior associate at Arch Hill Capital, NV, a Dutch venture firm, where he played an active role in the management and business development of two of its portfolio companies. Prior to jointing Yorkville Advisors, he served for several years as an analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York. In that capacity, Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies and was in charge of the financial aspects of the day-to-day operations. Amir holds a B.A. from the University of Haifa, Israel, and an MBA in Finance & Investments from Bernard Baruch College, CUNY, New York.

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

Yuval Ganot. Mr. Ganot recently joined the company’s Board of Directors. The appointment of Mr. Ganot was in accordance with the Securities Purchase Agreement entered into by Mr. Ganot and the Company on September 10, 2009 and previously disclosed by the Company. Mr. Ganot holds a L.L.B (Bachelor of Law) from the IDC, Israel, and is a member of the Israeli Bar. His practice specializes in commercial law, mergers and acquisitions, real estate investments, business management and business rehabilitation. Among his clients are some of the largest companies in Israel, as well as academic institutions and charity funds. In addition, Mr. Ganot serves as money management and finance consultant to several investors and private companies.

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

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Asi Shalgi	None	None	1
Yuval Ganot	None	None	1

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

        A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing under “ Business ”.

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

Compensation Committee

        The compensation committee is comprised of Amir Elbaz (chairman) and Avner Raanan. The compensation committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and executives. The primary objective of the committee is to develop and implement compensation policies and plans that are appropriate for the Company in light of all relevant circumstances, its level of operations and which provide incentives that further the Company’s long-term strategic plans and are consistent with the culture of the Company and the overall goal of enhancing enduring shareholder value. The compensation committee operates under a charter adopted by the board of directors.

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

Item 11.  Executive Compensation

        The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2009 and 2008.

Summary Compensation

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation		Total ($)

Asi Shalgi	2009	150,000		Nil	Nil	234,478	(2)	Nil	Nil	Nil		384,478
President, CEO and Director(1)	2008	147,394		Nil	Nil	20,010	(3)	Nil	Nil	Nil		167,404
Alex Werber	2009	47,000		Nil	Nil	4,999		Nil	Nil	Nil		51,999
CFO	2008	78,000		Nil	Nil	Nil		Nil	Nil	Nil		78,000
Yossi Raz
VP for Project	2009	168,427		Nil	Nil	Nil		Nil	Nil	20,302	(6)	188,729
Development and CTO(4)	2008	108,667	(5)	Nil	Nil	Nil		Nil	Nil	Nil		108,667
Yanai Man, CEO of Global NRG. Pacific Ltd. and Global Energy Ethiopia(7)	2009 2008	Nil 168,682		Nil Nil	Nil Nil	Nil Nil		Nil Nil	Nil Nil	Nil Nil		Nil 168,682

(1)	Mr. Shalgi did not receive any compensation as a director of our company.

(2)
On January 31, 2010, we granted to Mr. Shalgi, up to nine million stock options, with three million granted at an exercise price of $0.0243 per share to be vested immediately, three million granted at an exercise price of $0.0304 per share to be vested on January 1, 2011, and three million granted at an exercise price of $0.0365 per share to be vested on January 1, 2012.  The amount of $9,478 relates to option awards granted in 2007.

(3)
5,055,021 options were issued to Mr. Shalgi on April 30, 2007. The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles. These options began vesting on April 30, 2008.

(4)	Mr. Raz was appointed as VP for Project Development and CTO on November 1, 2007. Mr. Raz resigned from these positions on November 1, 2008.

(5)	Mr. Raz received $20,302 as a success fee.

(6)	750,000 options were issued to Mr. Alex Werber on January, 2009. The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles.

(7)	Effective April 1, 2009, Mr. Yanai Man resigned from his position as CEO of Global NRG. Pacific Ltd. The shares of Global Energy Ethiopia were sold to Presaco Investments Ltd. on March 18, 2009.

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

        On December 1, 2007, Mr. Werber’s employment agreement was amended, pursuant to which his salary was increased to a gross monthly salary of US $5,000. All other terms of the employment agreement remain unchanged and in full force and effect. On March 1, 2009, Mr. Werber's employment agreement was amended, pursuant to which his salary was decreased to a gross monthly salary of US $2,500. All other terms of the employment agreement remain unchanged and in full force and effect.

   On April 30, 2007, we appointed Asi Shalgi as our new President and Chief Executive Officer and entered into an employment agreement. Under the terms of the agreement, Asi Shalgi is being paid a monthly base salary of $10,000. In addition, on April 30, 2007, we granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share to Asi Shalgi. Mr. Shalgi has also been appointed to our board of directors (for more details regarding his compensation as director see below, “Director Compensation Policy”).   On January 31, 2010, we granted Mr. Shalgi up to nine million stock options, with three million granted at an exercise price of $0.0243 per share to be vested immediately, three million granted at an exercise price of $0.0304 per share to be vested on January 1, 2011, and three million granted at an exercise price of $0.0365 per share to be vested on January 1, 2012.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi					April 30,
President,	2,527,511	2,527,511	Nil	$0.01	2017	Nil	Nil	Nil	Nil
CEO and Director (1)

Alex Werber					January 1,
Treasurer and	484,375	265,625	Nil	$0.175	2014	Nil	Nil	Nil	Nil
CFO (2)

Yossi Raz
VP for Project
Development and CTO	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yanai Man,
CEO of Global
NRG. Pacific	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lt. and Global Energy Ethiopia

(1)
Asi Shalgi was granted 5,055,021 stock options on April 30, 2007 to vest at a rate of 25% per year beginning April 30, 2008. Effective January 31, 2008, the expiration date of the options was extended to April 30, 2017.

(2)	750,000 options were issued to Mr. Alex Werber on January, 2009 to vest at a rate of approximately 2.08% per month beginning May 2007.

Director Compensation Policy

        We currently pay our directors $1,000 per month for their service to us and grant options to our directors on an annual basis.

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

On October 7, 2008, we elected Hezy Ram to serve on our board of directors, and he resigned as of December 31, 2009.

On October 7, 2009, we elected Yuval Ganot to serve on our board of directors.

On January 8, 2010, we granted to each of board members Amir Elbaz and Nissan Caspi, 1,200,000 stock options, with one third of the options granted at an exercise price of $0.0243, one third at an exercise price of $0.0304 and one third at an exercise price of $0.0365.  Our board member, Avner Ra'anan was granted an aggregate of 1,800,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above.  Our additional board member, Yuval Ganot was granted an aggregate of 600,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above. All of the foregoing options will vest immediately and shall expire three years after the grant date.

The options were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the 1933 Act.

        We issued the stock options to Messrs. Caspi and Raanan, who are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Avner Raanan	12,000	Nil	127,394	(2)	Nil	Nil	Nil	139,394

Yuval Ganot(3)	Nil	Nil	Nil		Nil	Nil	Nil	Nil

Nissan Caspi	12,000	Nil	46,225	(5)	Nil	Nil	Nil	58,225

Amir Elbaz	12,000	Nil	46,225	(5)	Nil	Nil	Nil	58,225

Hezy Ram(4)	12,000	Nil	Nil	(6)	Nil	Nil	Nil	12,000

(1)	For the fiscal year ended December 31, 2009.

(2)
350,000 options were granted on December 6, 2007 and began vesting on December 6, 2008. The options have an exercise price of $2.20 per share and expire on December 6, 2017. The grant date fair value of the common shares underlying the options was $0.55 per common share. On December 29, 2008 the exercise price was changed as follows (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178. This repricing is subject to receipt of a pre-ruling from the Israeli Tax Authority. On December 29, 2008 400,000 additional options were granted to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.

(3)	In November 2009, we elected Yuval Ganot to serve on our Board of Directors.

(4)	As of December 31, 2009, Hezy Ram resigned from our board of directors.

(5)
On December 29, 2008 Messrs. Elbaz and Caspi were granted 650,000 options to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.

(6)	Upon Mr. Ram's resignation from the Board, his vested options terminated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table provides certain information with respect to the beneficial ownership of our common stock as of April 12, 2010 for:

—	each beneficial owner of more than 5% of our outstanding common stock;

—	each of our executive officers;

—	each of our directors; and

—	all of our executive officers and directors as a group.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after April 12, 2010. Applicable percentages are based on shares of common stock outstanding on April 12, 2010.

Name:(1)	Shares Beneficially Owned
	Number		Percent(2)

Carrigain Investment Ltd.(3)	42,000,000		3.0%
YA Global Investments L.P.(4)	7,050,105	(5)	4.99	(5)%
Asi Shalgi (6)	9,174,679		6.5%
President, CEO, Secretary, and Director
Alex Werber	578,125		*	%
Treasurer and CFO
Avner Raanan (7)	308,333		*	%
Director
Nissan Caspi(8)	216,667		*	%
Director
Amir Elbaz(9)	216,667		*	%
Noam Elimelech Ltd. (10)	27,000,000		19.1%
Director

All executive officers and directors as a group (7 persons)	25,788,170		18.2%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 35 Shaul Hamelech Street, 5th Floor, Tel Aviv, 61181, Israel.

(2)
Based on 141,284,673 shares of our common stock issued and outstanding as of April 12, 2010. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)
To the company knowledge, Carrigain Investment Ltd. is controlled jointly by Ariel Malik and Zeev Bronfeld each holding 50% of its common shares. Effectively, therefore, each of Mr. Malik and Mr. Bronfeld beneficially owns 25.8% of our common stock. Carrigain Investment Ltd.‘s address is Jasmine Court, Regent Street, Belize City, Belize.

(4)
All investment decisions of, and control of, YA Global Investments, L.P. are held by its investment advisor, Yorkville Advisors, LLC.  Mark Angelo, the portfolio manager of Yorkville Advisors, makes the investment decisions on behalf of Yorkville Advisors, LLC.  The address for YA Global Investments, L.P. is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(5)
Consists of (i) zero shares of common stock currently held, and (ii) 7,050,105 shares of common stock currently issuable pursuant to (A) an 8% convertible debenture issued on March 8, 2010 in the original principal amount of $3.17 million which is convertible by YA Global Investments, L.P. into common stock at a conversion price equal to $0.05 per share, (B) an 8% convertible debenture issued on March 8, 2010 in the original principal amount of $1.5 million which is convertible by YA Global Investments, L.P. into common stock at a conversion price equal to $0.01 per share, and (C) warrants to purchase up to an additional 7,500,000 shares of common stock at an exercise price of $0.01 per share.  Pursuant to provisions in the convertible debentures and the warrants, YA Global Investments, L.P. does not have the right to acquire within sixty days, through the conversion of the convertible debentures or through the exercise of the warrants such number of shares which after giving effect to such exercise or conversion would cause the aggregate number of shares beneficially owned by YA Global and its affiliates (as determined in accordance with Section 13(d) of the Securities Act of 1934, as amended, and the rules promulgated thereunder) to exceed 4.99% of the total outstanding shares of the Company.

(6)
Mr. Shalgi was granted 5,055,021 options on April 30, 2007, to be vested to him at a rate of 25% per year beginning on April 30, 2008. 2,527,511 of these options are exercisable within 60 days of April 12, 2010.

(7)
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

(8)	216,667 of the options granted to Mr. Caspi on December 29, 2008 are exercisable within 60 days of April 12, 2010.

(9)	216,667 of the options granted to Mr. Elbaz on December 29, 2008 are exercisable within 60 days of April 12, 2010.
(10)
Noam Elimelech Ltd. is a company wholly owned by Yuval Ganot. On September 10, 2009, we entered into a Securities Purchase Agreement with Noam Elimelech Ltd. and Mr. Ganot, which agreement is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities ” - Recent Sales of Unregistered Securities ”. Under the terms of the Agreement Noam Elimelech Ltdis to invest in us for a period of sixteen months and is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Share option plan

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

Accounting and administration fees

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

Transactions with YA Global

        YA Global Investments, L.P. is a related party of our company. We have entered into a number of transactions with YA Global, which are described in detail in Item 1. entitled “ Business ” under “ Financing Agreement with YA Global ”.

Letter agreement with Yanai Man Projects Ltd.

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

Loan Agreement with Mr. Aviram Malik

        On October 26, 2008, we entered into a Loan Agreement (for the purposes of this paragraph, the “Agreement”) with Mr. Aviram Malik (the “ Lender ”), which is the brother of Ariel Malik, and our subsidiary, Global NRG Pacific Ltd. Ariel Malik is one of the controllers of Carrigain Investment Ltd, which is our controlling shareholder. Among the provisions of the Agreement, it was agreed that the Lender shall loan Global NRG Pacific Ltd. an aggregate of US$ 400,000, with US$ 300,000 being transferred to Pacific in three equal installments of US$ 100,000 on October 27, 2008, November 3, 2008 and November 10, 2008, respectively. The loan is to be fully repaid to the Lender by May 1, 2009 and will not bear interest. In the case of a default, the debt shall be transferred to us, and the Lender shall be entitled to 1,000,000 shares in our company at no cost. In addition, we agreed to give a corporate guarantee for the repayment of the loan. Additionally, upon the transfer of the loan amount by the Lender, Global NRG Pacific Ltd. will issue to the Lender shares in Global NRG Pacific Ltd. constituting 44% of the outstanding shares of Global NRG Pacific Ltd. Also, we agreed that upon the exercise of the Call/Put Option by us for 5% of the shares in Global NRG Pacific Ltd. held by YMP, we would transfer said 5% shares to the Lender, but no later than November 1, 2010. It was also agreed that upon achievement of milestones of annual castor seeds production of 30,000, 40,000, 50,000, 60,000 or 70,000 tons of castor seeds, respectively, during any calendar year, then we will be entitled to a share of 55%, 60%, 65% 70%, 75%, respectively, of all dividends distributed by Global NRG Pacific Ltd. with respect to such year.

Issuing shares of common stock to Mr. Asi Shalgi, Mr. Ariel Malik and Mr. Yanai Man

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

Securities Purchase Agreement with Yuval Ganot

 On September 10, 2009, we entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor (the “Investor”), which is described in detail in Item 5. entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities ” under “ Recent Sales of Unregistered Securities ”.

Consulting agreement Amir Elbaz

On May 26, 2009, we entered into consulting agreement, dated as of January 1, 2009, with our director, Amir Elbaz, to provide us with financial advice, advice in connection with acquisition and/or merger with other companies, divestiture of assets or other similar transactions or financings as well such other financial advisory services as we may agree with Mr. Elbaz from time to time. This agreement is in addition to the agreement with Mr. Elbaz, dated May 22, 2008.

We will pay fees to Mr. Elbaz as follows:

—	$5,000 per month. Such fee shall be paid monthly. Mr. Elbaz agreed to defer up to 80% of the monthly fees due to him to a later date in which we could afford paying him his earned fees.

—	Lump sum of $6,000 for services rendered during November and December 2008.

—	We will issue Mr. Elbaz 150,000 shares of our common stock as part of additional consideration. Such shares shall be issued on or before August 1, 2009.

The consulting services agreement with Mr. Elbaz shall terminate on December 31, 2010 if not terminated earlier by either party upon advance written notice.

Transactions with our Controlling Shareholder

        On February 7, 2007, we issued 12,000,000 shares to our then controlling shareholder, Carrigain Investment Ltd. At the time of this issue, this comprised approximately 52.14% of our total issued and outstanding shares. We are informed that Carrigain Investment Ltd. is controlled by Ariel Malik and Zeev Bronfeld. On April 11, 2007, Carrigain Investment Ltd. entered into a subscription agreement with us pursuant to which it acquired 30,000,000 additional shares of our common stock for an aggregate acquisition consideration of $300,000. Carrigain Investment Ltd. currently holds 3.00% of our common stock based on 141,284,673 total issued and outstanding shares of our common stock as of April 12, 2010.

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2009, the loans are still outstanding.

Indebtedness of Directors and Executive Officers

        None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Director Independence

        We currently act with five directors, consisting of Asi Shalgi, Avner Raanan, Nissan Caspi, Amir Elbaz and Yuval Ganot. We have determined that Avner Raanan  and Nissan Caspi are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        In December 2007 we established an audit committee. Our board of directors approved the engagement of our accountants and all other services provided to us throughout fiscal year 2009 prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2009 and December 31, 2008

	Fiscal Year Ended December 31,
	2009	2008
	(in thousands)

Audit Fees	$35	$90
Audit-Related Fees	$-	$-
Tax Fees	$5	$2
All Other Fees	$-	$-
Total	$40	$92

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: April 15, 2010	/s/ Alex Werber —————————————— Alex Werber Treasurer and Chief Financial Officer Date: April 15, 2010

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

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	April 13, 2010

/s/ Alex Werber —————————————— Alex Werber	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	April 14, 2010

/s/ Avner Raanan —————————————— Avner Raanan	Director	April 13, 2010

/s/ Nissan Caspi —————————————— Nissan Caspi	Director	April 15, 2010

/s/ Amir Elbaz —————————————— Amir Elbaz	Director	April 14, 2010

/s/ Yuval Ganot —————————————— Yuval Ganot	Director	April 15, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.2	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.3
Securities Purchase Agreement between the Registrant and the Buyer listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.4	Warrants GEYI-1-1 and GEYI-1-2 (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s current report on Form 8-K filed with the Commission on July 12, 2007).

10.5
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

10.7	Term sheet with Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on June 1, 2007).

10.8	Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant’s current report on Form 8-K filed with the Commission on May 21, 2007).

10.9	Employment Agreement with Alex Werber (incorporated by reference to Exhibit 99.1 to the Registrant’s current report filed on Form 8-K on May 15, 2007).

10.10	Consulting Service Agreement with Yossi Raz (incorporated by reference to Exhibit 10.1 to the Registrant’s current report filed on Form 8-K on May 11, 2007).

10.11	Employment Agreement with Asi Shalgi (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 2, 2007).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on February 9, 2007).

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report Form 8-K filed with the Commission on October 30, 2006).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 2, 2007)

10.15
Promissory Note dated September 1, 2006 to the order of Emerdale Enterprises Ltd. (incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the Commission on September 11, 2006).

10.16	Amended and Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.17	Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to Exhibit 10.2 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.18	Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.8 to the Registrant's current report on Form 8-K filed with the Commission on December 7, 2007).

10.19
Business and Royalty Agreement, dated as February 6, 2008, between Global Energy Inc. and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.20
License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.21
Business and Development Agreement, dated as February 6, 2008, between Global Energy Inc. and Renewable Diesel, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s exhibit to our current report on Form 8-K filed on February 12, 2008).

10.22
License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and American Renewable Diesel, LLC (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.4 to the Registrant’s our current report on Form 8-K filed on February 12, 2008).

10.23	Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.24	License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.25	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.26
License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.27
Irrevocable Transfer Agent Instructions – Exhibit D to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed on February 26, 2008).

10.28
Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1/A filed on April 14, 2008).

10.29
Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1 filed on May 1, 2008).

10.30
Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.31
License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.32	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008).

10.33
License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.34	Secured Convertible Debenture No. GEYI-1-4 (incorporated by reference to Exhibit 10.9 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.35
Amendment to the Securities Purchase Agreement, dated March 20, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.36
Amendment no. 1 to Amended and Restated Secured Convertible Debenture No. GEYI-1-1 and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2008).

10.37
Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-2 1 and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.38	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.13 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.39	Secured Convertible Debenture No. GEYI-1-5 (incorporated by reference to Exhibit 10.14 to the Registrant's current report on Form 8-K filed with the Commission on May 15, 2008).

10.40
Consulting Agreement with the Resultz Media Group Corp. dated May 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on May 30, 2008).

10.41
Consulting Services, Compensation Agreement and Non-Circumvent Agreement with Amir Elbaz dated May 22, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed with the Commission on May 30, 2008).

10.42
Terms of Agreement dated June 2, 2008 between the Registrant and S.C. Supercom S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on June 19, 2008).

10.43
Letter Agreement dated July 15, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.44
Letter Agreement dated September 22, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.45
Consent Letter Agreement dated August 7, 2009, by YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on August 13, 2009).

10.46
Letter from YA Global Investments, L.P., dated September 2, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 10, 2009).

10.47
Consent Letter Agreement dated March 8, 2010, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.48
Amended and Restated Debenture, dated March 8, 2010, from Global Energy to YA Global in the original principle amount of $3,175,116. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.49
Amended and Restated Debenture, dated March 8, 2010, from Global Energy to YA Global in the original principle amount of $1.5 million. (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.50
Letter Agreement dated October 8, 2008, by and between the Registrant and Yanai Man Projects Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on October 14, 2008).

10.51
Terms of Loan Agreement dated October 26, 2008, by and between the Registrant, Mr. Aviram Malik and Global N.R.G. Pacific Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on October 30, 2008).

10.52
Joint Venture Agreement dated November 12, 2008, by and between the Registrant, S.C. Supercom S.A. and S.C. Target Group S.R.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 20, 2008).

10.53
Form of Securities Purchase Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.62 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.54
Form of Registration Rights Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.63 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.55
Purchase Agreement, dated March 3, 2009 between Global Energy Inc., Global N.R.G. Pacific Ltd. and Presaco Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on March 10, 2009).

10.56
Agreement to Service Operation between Alphakat – Global Energy GmbH and Waste 2 Oil GmbH. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May12, 2009).

10.57
Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 15, 2009).

10.58
Amendment dated December 23, 2009 to a Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on December 29, 2009).

10.59*	Employment Agreement, dated as of September 10, 2009, by and between Yuval Ganot and Global Energy, Inc.

10.60
Consulting Agreement, dated as of January 1, 2009, by and between Amir Elbaz and Global Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2009).

10.60*	Agreement, dated as of April 13, 2010, between Global Energy, Inc. and Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. (unofficial translation into English).

21.1*	List of Subsidiaries of the Registrant.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Asi Shalgi, Chief Executive Officer, President and Director.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Alex Werber, Treasurer and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by Asi Shalgi, Chief Executive Officer, President and Director, and Alex Werber, Treasurer and Chief Financial Officer.

* Filed herewith