Form 10-Q
period 2010-03-31
GLOBAL ENERGY INC
filed 2010-05-17
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)
Nevada	86-0951473
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
16 Menachem Begin Street, 5th floor, Ramat Gan, Israel (Address of Principal Executive Offices)	52681 (Zip Code)

+972-077-202-5444
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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”. in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 12, 2010, 146,480,413 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31	December 31,
	2010	2009
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$61	$100
Restricted cash	105	105
Advance to related party	3,512	3,512
Prepaid expenses	47	47
T o t a l current assets	3,725	3,764
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	951	952
T o t a l assets	$4,694	$4,734
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$84	$133
Accrued expenses	952	1,201
Advances from third party	3,512	3,512
Short term loans	151	138
Short term loan from related parties	101	100
Debentures convertible into shares	4,699	4,600
T o t a l current liabilities	9,499	9,684
ACCRUED SEVERENCE AND VACATION	52	11
MINORITY INTEREST	18	18
T o t a l liabilities	9,569	9,713
CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at March 31, 2010 and December 31, 2009 Issued and outstanding: 139,548,373 shares and 126,548,373 shares at March 31, 2010 and December 31, 2009, respectively	257	127
Additional paid-in capital	2,424	2,064
Warrants	1,215	1,215
Accumulated deficit during development stage	(8,698)	(8,312)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,875)	(4,979)
T o t a l liabilities net of capital deficiency	$4,694	$4,734

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2010	2009	2010
	(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(227)	$(339)	$(6,037)
FINANCIAL EXPENSES, net **	(159)	(146)	(1,945)
NET LOSS FROM CONTINUING OPERATIONS FOR THE PERIOD	(386)	(485)	(7,982)
Gain on sale of subsidiary		484	484
Loss from operations of discounted component			(1,200)
NET LOSS (PROFIT) FOR THE PERIOD	$(386)	$(1)	$(8,698)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.003)	$-
WEIGHTED AVERAGE NUMBER OFS HARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	131,937,262	82,062,805

*	In the three month period ended March 31, 2010 and 2009 – includes $360 thousands and $36 thousand respectively of share-based compensation expenses.

**
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 5.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2009 (audited):
Issuance of shares - net of issuance expenses	90,801,464	90	1,068	$843				2,001
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	25,941,505	26	370	126				522
Issuance of shares - in relation with conversion of debentures	4,155,404	5	85					90
Net loss for the period					$(8,312	) *		(8,312)
Issuance of options for services			425					425
Share based compensation for services	1,000,000	1	11					12
BALANCE AT DECEMBER 31, 2009 (audited)	126,548,373	127	2,064	1,215	(8,312)		(73)	(4,979)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2010 (unaudited):
Issuance of shares- net of issuance expenses	13,000,000	130						130
Net loss for the period					(386)			(386)
Share based compensation			360					360
BALANCE AT MARCH 31, 2010 (Unaudited)	139,548,373	$247	$2,424	$1,215	$(8,698)		$(73)	$(4,875)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2010	2009	2010
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(386)	$(1)	$(8,688	) *
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1	3	48
Gain from sale of subsidiary		(484)	(484)
Share based compensation expenses	360	36	784
Expenses (income) in respect of the convertibles debentures	129	128	1,661	*
Increase in accrued interest on short term loan from related parties	1		20
Increase in accrued interest on short term loans	13		46
Exchange differences on long term deposits		2	2
Increase (decrease) in accrued severance and vacation	41	2	52
Increase (decrease) in other accounts receivable and advance from supplier		306	(3,611)
Increase (decrease) in accounts payables	(49)	8	262
Increase (decrease) in other accounts payable accrued expenses and advances from third party	(249)	(272)	4,519
Net cash used in operating activities	(139)	(272)	(5,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)
Proceeds from sale of subsidiary		138	588
Payment for purchasing of fixed assets			(1,379)
Net cash used in investing activities		138	(809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	130		2,093
Loan received from shareholders and related parties			528
Loans received			316
Debentures repaid	(30)	(30)	(70)
Proceeds from debt issuance			46
Loans repaid			(440)
Proceeds from issuance of convertible debentures and warrants net of issuance expenses			3,720
Net cash provided by financing activities	100	(30)	6,193

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39)	(164)	(7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	278	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$61	$114	$61

NON-CASH TRANSACTION:
Conversion of debentures into shares	$10	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30	$30

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 - “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until March 31, 2010.

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

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 44.9% of the share capital of, for a consideration of $150 thousand. The Company exercised this right of purchase on October 8, 2008 and therefore as of March 31, 2009 the Company held 95% of Pacific's share capital. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company's but the sum of $150 thousand will not be paid. According to this amendment the $150 thousand was not presented in these financial statements as a liability.

On March 18, 2009, Global Ethiopia was sold in consideration of $700 thousand. Immediately after the sale, Pacific's CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of March 31, 2010 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until March 31, 2010 Covanta had paid $3,512 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

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

As of March 31, 2010, no such KDV-based projects were initiated

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

As of March 31, 2010 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding ("MOU") with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. ("Shaanxi"), a company located in the People's Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The December 31, 2009 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2010, the Company had approximately $61 thousand in cash and cash equivalents, approximately $5,774 thousand in negative working capital, a stockholders’ deficit of approximately $4,875 thousand and an accumulated deficit of approximately $8,761 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that have not yet been secured. Management is continuing in the process of fund raising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, the carrying value of short-term monetary assets and liabilities approximated fair value due to the short-term nature and maturity of these instruments.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.
Effective June 30, 2010, the Company will be required to adopt the amended guidance in ASC Topic 715, Compensation – Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s consolidated financial statements but will not impact financial results.

b.
Effective July 1, 2010, the Company will be required to adopt the amended guidance in ASC Topic 810, Consolidations , which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company has not yet completed its assessment of the impact from the adoption of this amended guidance on the Company’s financial statements.

c.
Effective July 1, 2011, the Company will be required to adopt the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The Company expects that the adoption of this amended guidance will not have any impact on the Company's consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – COMMON SHARES AND STOCK OPTIONS:

In 2007, the Company established the 2007 share option plan, which provides for the issuance of up to 8,500,000 of the Company's common shares.

In March 2009, the Company increased the total number of shares reserved for issuance under the share option plan to 12,150,000 shares.

In April 2010, effective January 31, 2010, the Company increased the total number of shares reserved for issuance under the share option plan to 27,000,000 shares.

Options to Directors and Employees:

During the three month ended March 31, 2010, the Company granted options to purchase an aggregate of 13,800,000 shares of its common stock to officers and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price	Number of options granted	Vesting period years	Contractual period years
January 8, 2010	$0.0243 -$0.0365	4,800,000	0*	3.00
January 31, 2010	$0.0243 -$0.0365	9,000,000	0* - 2	3.00
		13,800,000

__________ * The options were immediately vested.

The Company accounts for such options in accordance with ASC 718. The accounting standard provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the three months ended March 31, 2010 to be approximately $531 thousands.

Dividend yield	0%
Expected term (years)	3
Risk-free interest rate	1.38%-1.56%
Volatility	333%-370%
Forfeiture rate	0%
Market value at grant date	$0.0349-$0.0455

As of March 31, 2010, there were $330 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - COMMON SHARES AND STOCK OPTIONS (continue)

Common shares:

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per Share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the Shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor has been amended on March 15, 2010. 150,000,000 shares have been placed in escrow pending receipt of the investment. During 2009 the investor invested $152,637 which entitled the investor to 15,263,700 shares from the shares held in escrow.

During the three month ended March 31, 2010 the investor invested an additional $120,000 which entitled the investor with additional 12,000,000 shares. Accordingly these 12,000,000 and 15,263,700 shares were reported as issued and outstanding.

On January 7, 2010, $10,000 of the principal amount of debentures were converted into 1,000,000 shares of our common stock of the Company (at a conversion price of $0.01 per share).

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

On March 20, 2008, the Company signed an amendment to the Debentures Agreement. The Company agreed to amend certain sections of the agreement dated July 2007 as follows:

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

During the three month ended March 31, 2010 the Company paid $30,000 on account of the August 7, 2009 agreement as detailed above.

As of March 31, 2010, we were not in material breach of any of our obligations under this amending and restating agreement

NOTE 9 - SUBSEQUENT EVENTS

On April 13, 2010, the Company signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. the brokers who introduced Noam Elimelech Ltd to the Company.  Under the terms of the agreement,  the Company agreed to pay an aggregate of $60,000 payable over 10 months and to issue options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share.

Pursuant to an agreement with Diesenhaus Ramat Hasharon (1982) Ltd. ("Diesenhaus"), dated April 13, 2010, an agreement with Agropeace-Bio Ltd. ("Agropeace") dated May, 3, 2010, and an agreement with Ori Ackerman, dated May 3, 2010, the company concluded a set of arrangements with a portion of its debtors to pay a portion of the outstanding debt of $183,269 due to them and cancel the remaining portion of the debt due to them.

Pursuant to the agreements with Diesenhaus, Agropeace and Ori Ackerman, the company agreed to pay them an aggregate sum of $83,000 and the balance of the aggregate debt owed to them of $100,269 will be cancelled. As part of agreement with Ori Ackerman, the company also agreed to issue 1.6 million shares of Global Energy Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 15, 2010.

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
•      unexpected costs due to the global economic crisis; and
•      other specific risks referenced in this quarterly report.

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

      As used in this quarterly report, the terms "we", "us", "our", "the company" and "Global" mean Global Energy Inc., and our subsidiaries, unless otherwise indicated.

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

      Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels - primarily biofuels based on corn and other feedstocks. We believe that the United States has focused primarily on ethanol while the European Community has focused primarily on biodiesel. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola).

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

     Our offices are located at 16 Menachem Begin Street, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-energy.biz.  The contents of our website are not part of this report.

Recent Developments

 Granting of Options

 On January 8, 2010, we granted to each of board members Amir Elbaz and Nissan Caspi, 1,200,000 stock options, with one third of the options granted at an exercise price of $0.0243, one third at an exercise price of $0.0304 and one third at an exercise price of $0.0365.  Our board member, Avner Ra'anan was granted an aggregate of 1,800,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above.  Our additional board member, Yuval Ganot was granted an aggregate of 600,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above. All of the foregoing options vested immediately and expire three years after the grant date.

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

     Amendment to Agreement with YA Global

     On March 8, 2010, we entered into a letter agreement (the "Amendment") with YA Global with respect to outstanding secured convertible debentures, which are in the aggregate amount of $4,675,116, and warrants to purchase 7,500,000 shares of our company’s common stock (“Warrants”), updating and superseding the previously existing agreement between us and YA Global  (the "Original Agreement").

     The Original Agreement allowed us to defer certain principal and interest payments due under the debenture on condition that we raise at least $650,000 in private offerings and other conditions are satisfied.

 YA Global has agreed to consent to the Investment Agreement with Noam Elimelech Ltd. (referred to below) on the terms and conditions set forth in the Amendment. In connection with YA Global’s consent to the Agreement, the Amendment has been further amended to provided, among others, for the following:

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

 Investment Agreement with Noam Elimelech Ltd.

     On September 10, 2009, we entered into a Securities Purchase Agreement, as amended on December 23, 2009, with Noam Elimelech Ltd. ("Noam"), an Israeli private company wholly owned by Mr. Yuval Ganot (the "Agreement"). Pursuant to the terms of the Agreement, over a period of sixteen months, Noam is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. During 2009, the investor invested $152,637 which entitled the investor to 15,263,700 shares.  During the three month ended March 31, 2010 the investor invested an additional $120,000 which entitled the investor with additional 12,000,000 shares. Accordingly these 12,000,000 and 15,263,700 shares were reported as issued and outstanding.

 Brokerage Agreement

On April 13, 2010, the Company signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. the brokers who introduced Noam Elimelech Ltd to the Company.  Under the terms of the agreement, the Company agreed to pay an aggregate of $60,000 payable over 10 months and to issue options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share.

 Debt Settlements

Pursuant to an agreement with Diesenhaus Ramat Hasharon (1982) Ltd. ("Diesenhaus"), dated April 13, 2010, an agreement with Agropeace-Bio Ltd. ("Agropeace") dated May, 3, 2010, and an agreement with Ori Ackerman, dated May 3, 2010, the company concluded a set of arrangements with a portion of its debtors to pay a portion of the outstanding debt of $183,269 due to them and cancel the remaining portion of the debt due to them (the "Agreements").

Pursuant to the Agreements, the company agreed to pay them an aggregate sum of $83,000 and the balance of the aggregate debt owed to them of $100,269 will be cancelled. As part of agreement with Ori Ackerman, the company also agreed to issue 1.6 million shares of Global Energy Inc.

 Critical Accounting Policies

A. Going concern considerations

As of March 31, 2010, we had negative working capital of $5,774,000 and an accumulated capital shareholders’ deficiency of approximately $4,875,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Three Month Period Ended March 31, 2010

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the three month period ended March 31, 2010 and incurred a loss of $386,000 during that period.

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents were $61,000 compared to $100,000 as of December 31, 2009, respectively, and we had a negative working capital of $5,774,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending March 31, 2011, we estimate expending a total of approximately $541,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$178,000
Other Operations	$363,000
Total	$541,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2009 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first three months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of March 31, 2010, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENERGY INC. (Registrant)
By: /s/ Asi Shalgi Asi Shalgi President and Chief Executive Officer Date: May 17, 2010	/s/ Shlomo Zakai Shlomo Zakai Treasurer and Chief Financial Officer Date: May 17, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws

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

10.2
Amended and Restated Debenture, dated March 8, 2010, from Global Energy to YA Global in the original principle amount of $3,175,116. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.3
Amended and Restated Debenture, dated March 8, 2010, from Global Energy to YA Global in the original principle amount of $1.5 million. (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.4
Agreement, dated as of April 13, 2010, between Global Energy, Inc. and Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. (unofficial translation into English).
(incorporated by reference to Exhibit 10.60 to the Registrant’s current report on Form 10-K filed with the Commission on April 15, 2010).

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