Form 10-Q
period 2010-06-30
GLOBAL ENERGY INC
filed 2010-08-16
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

16 Menachem Begin Street, 5th floor,	52681
Ramat Gan, Israel	(Zip Code)
(Address of Principal Executive Offices)

+972-077-202-5444
(Registrant’s Telephone Number, Including Area Code)
___________________
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

On August 5, 2010, 197,998,805 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)
INDEX

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30	December 31,
	2010	2009
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$73	$100
Restricted cash	-	105
Advance to related party	3,559	3,512
Prepaid expenses	40	47
T o t a l current assets	3,672	3,764
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	932	952
T o t a l assets	$4,622	$4,734
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$33	$133
Accrued expenses	719	1,201
Advances from third party	3,561	3,512
Short term loans	-	138
Short term loan from related parties	18	100
Debentures convertible into shares	4,722	4,600
T o t a l current liabilities	9,053	9,684
ACCRUED SEVERENCE AND VACATION	50	11
MINORITY INTEREST	18	18
T o t a l liabilities	9,121	9,713
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at June 30, 2010 and December 31, 2009 Issued and outstanding: 197,998,805 shares and 126,548,373 shares at June 30, 2010 and December 31, 2009, respectively	198	127
Additional paid-in capital	4,016	2,064
Warrants	1,215	1,215
Accumulated deficit during development stage	(9,855)	(8,312)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,499)	(4,979)
T o t a l liabilities net of capital deficiency	$4,622	$4,734

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					Cumulative
					from July 7,
	Six months ended		Three months ended		Six months ended
	June 30		June 30		June 30
	2010	2009	2010	2009	2010
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(1,388)	$(621)	$(1,161)	$(282)	$(7,198)
LOSS FROM OPERATIONS	(1,388)	(621)	(1,161)	(282)	(7,198)
OTHER INCOME (EXPENSES)
Interest expenses	(265)	(285)	(106)	(139)	(2,051)
Gain on extinguishment of debts (note 8)	110		110		110
Gain on sale of subsidiary		484			484
Loss from operations of discounted component					(1,200)
NET LOSS FOR THE PERIOD	$(1,543)	$(422)	$(1,157)	$(421)	$(9,855)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.01)	$(0.005)	$(0.007)	$(0.005)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	148,266,536	83,633,676	164,416,367	84,208,256

*	In the six months ended June 30, 2010 and 2009 – includes $1,035 thousands and $71 thousand respectively of share-based compensation expenses.

**
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2009 (audited):
Issuance of shares - net of issuance expenses	90,801,464	90	1,068	$843				2,001
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	25,941,505	26	370	126				522
Issuance of shares - in relation with conversion of debentures	4,155,404	5	85					90
Net loss for the period					$(8,312	) *		(8,312)
Issuance of options for services			425					425
Share based compensation for services	1,000,000	1	11					12
BALANCE AT DECEMBER 31, 2009 (audited)	126,548,373	127	2,064	1,215	(8,312)		(73)	(4,979)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2010 (unaudited):
Issuance of shares- net of issuance expenses	29,981,532	30	270					300
Issuance of shares - in relation with conversion of debentures	7,931,400	8	72					80
Issuance of shares in exchange for extinguishment of debt	1,200,000	1	38					39
Net loss for the period					(1,543)			(1,543)
Issuance of options for services			569					569
Share based compensation for services	32,337,500	32	1,003					1,035
BALANCE AT JUNE 30, 2010 (Unaudited)	197,998,805	$198	$4,016	$1,215	$(9,855)		$(73)	$(4,499)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,543)	$(422)	$(9,855	) *

Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	5	65
Gain from sale of subsidiary		(484)	(484)
Debt extinguishments	(110)		(110)
Share based compensation expenses	1,572	72	1,996
Expenses (income) in respect of the convertibles debentures	231	235	1,763	*
Increase in accrued interest on short term loan from related parties	1		20
Increase in accrued interest on short term loans	13		46
Exchange differences on long term deposits		2	2
Increase (decrease) in accrued severance and vacation	39	5	50
Increase (decrease) in other accounts receivable and advance from supplier	(40)	47	(3,651)
Increase (decrease) in accounts payables	(100)	17	211
Increase (decrease) in other accounts payable accrued expenses and advances from third party	(432)	173	4,336
Net cash used in operating activities	(349)	(350)	(5,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)
Proceeds from sale of subsidiary	105	588	693
Payment for purchasing of fixed assets			(1,379)
Net cash provided by (used in) investing activities	105	588	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	300		2,273
Loan received from shareholders and related parties			528
Loans received			316
Debentures repaid	(30)	(40)	(70)
Proceeds from debt issuance			46
Loans repaid	(53)	(440)	(493)
Proceeds from issuance of convertible debentures and warrants net of issuance expenses			3,720
Net cash provided by (used in) financing activities	217	(480)	6,320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	(242)	5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	278	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$73	$36	$73

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
NON-CASH TRANSACTION:
Conversion of debentures into shares and debt paid by shares	$118	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31	$-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 - “Accounting and Reporting by Development Stage Enterprise”. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2010.

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

On October 8, 2008 the Company entered into an agreement with a related party, Yanai Man Projects Ltd. (“YMP”), with respect to the shares held by YMP in Pacific. The sole shareholder of YMP is also the CEO of Pacific. Pursuant to the agreement, the parties agreed that the Company would have the right at any time to purchase from YMP 44.9% of the share capital, for consideration of $150 thousand. The Company exercised this right of purchase on October 8, 2008 and therefore as of March 31, 2009 the Company held 95% of Pacific's share capital. On March 3, 2009 this agreement with YMP was amended and it was agreed that the 95% of the shares of Pacific will remain the Company's but the sum of $150 thousand will not be paid. According to this amendment the $150 thousand was not presented in these financial statements as a liability.

On March 18, 2009, Global Ethiopia was sold in consideration of $700 thousand. Immediately after the sale, Pacific's CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for NIS 50 ($12).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of June 30, 2010 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

The Company has consolidated AGEI.

On February 6, 2008, AlphaKat and its President, Dr. Koch and AGEI, entered into agreements, which were amended on July 8, 2008, with Covanta Energy Corporation, a wholly owned subsidiary of Covanta Holding Corporation (“Covanta”), owner and operator of waste-to-energy and power generation projects. Under the terms of these agreements, Covanta has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the KDV process in China, UK and the Republic of Ireland.

If Covanta's tests on its first unit are positive and it wishes to proceed further with its deployment of the KDV process it must begin by ordering five additional KDV500 units within twelve months of the commissioning date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of its first unit, Covanta must order a total of 600 KDV 500 units or the equivalent in terms of production capacity.

Covanta also granted the Company the right to fund and own up to 35% of each of Covanta’s KDV-based projects. In addition, Covanta has agreed to pay the Company an amount equal to 10% of the gross revenue of each of Covanta’s KDV-based projects, regardless of whether the Company invests in these projects or not.

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until June 30, 2010 Covanta had paid $3,561 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

American Renewable Diesel ("American") is a special purpose company owned and managed by Trianon Partners. On February 6, 2008, AGEI and American executed an agreement granting to American the right to sell and use the KDV technology for all types of feedstocks, except for household waste in five states in the U.S.: Texas, California, New York, New Jersey and Florida. Similar to the business arrangement with Covanta, the Company has the right to fund and own up to 51% of each of American’s KDV-based projects.

As of June 30, 2010, no such KDV-based projects were initiated

On November 11, 2008, the Company entered into a joint venture agreement with S.C. Supercom S.A. ("Supercom"), a Romanian company engaged in the business of collecting (and landfilling) municipal solid waste in and around the City of Bucharest, and S.C. Target Group S.R.L. ("Target"), a Romanian company. The Company and Supercom agreed to incorporate a legal entity in Romania under the name Super Energy S.A. ("Super Energy"), to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology.

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

As of June 30, 2010 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2010, the Company had approximately $73 thousand in cash and cash equivalents, approximately $5,381 thousand in negative working capital, a stockholders’ deficit of approximately $4,499 thousand and an accumulated deficit of approximately $9,928 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.
Effective June 30, 2010, the Company will be required to adopt the amended guidance in ASC Topic 715, Compensation – Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance required expanded disclosure in the notes to the Company’s consolidated financial statements but did not impact financial results.

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

NOTE 6 - STOCK OPTIONS:

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

Options to Directors and Employees:

During the six months ended June 30, 2010, the Company granted options to purchase an aggregate of 13,800,000 shares of its common stock to officers and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price	Number of options granted	Vesting period years	Contractual period years
January 8, 2010	$0.0243 -$0.0365	4,800,000	0*	3.00
January 31, 2010	$0.0243 -$0.0365	9,000,000	0* - 2	3.00
		13,800,000

__________
* The options were immediately vested.

The Company accounts for such options in accordance with ASC 718. The accounting standard provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the six months ended June 30, 2010 to be approximately $531 thousands.

Dividend yield	0%
Expected term (years)	3
Risk-free interest rate	1.38%-1.56%
Volatility	333%-370%
Forfeiture rate	0%
Market value at grant date	$0.0349-$0.0455

As of June 30, 2010, there were $256 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - STOCK OPTIONS (continue)

Options to service providers:

On April 13, 2010, the Company signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. the brokers who introduced Noam Elimelech Ltd to the Company.  Under the terms of the agreement, the Company agreed to pay an aggregate of $60,000 payable over 10 months and to issue options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share. Such options vest in full upon the grant date of which, 2,500,000 expire after one year and the remaining 2,500,000 options expire after 18 month. Using the Black-Scholes option pricing model assuming a 1.37% risk free interest rate, 0% dividend yield, expected term of 1-1.5 years and 261% volatility, the Company has estimated the fair value of such options to be approximately $138,000.

Common shares:

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor was amended on March 15, 2010, see Note 14b. 150,000,000 shares have been placed in escrow pending receipt of the investment. During 2009 the investor invested $152,637 which entitled the investor to 15,263,700 shares from the shares held in escrow.

During the six months ended June 30, 2010 the investor invested an additional $299,815 which entitled the investor with additional 29,981,532 shares.

Accordingly these 29,981,532 and 15,263,700 shares were reported as issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.

Pursuant to an agreement with Ori Ackerman, dated May 3, 2010, in respect of the outstanding debt of $83,009 due to him, the company agreed to pay an aggregate sum of $30,000 and the balance of the aggregate debt owed to him of $43,000 was cancelled. As part of the agreement, the Company also agreed to issue 1.2 million shares of Global Energy Inc. These shares were issued on June 1, 2010 and were valued at $38,400 based on the closing price of the Company’s stock on the date of grant.

On June 1, 2010, the Company issued to current and former members of its Board of Directors 5,160,000 shares of common stock for director fees valued at $165,120. The fair value of the shares was determined based on the closing price of the Company’s stock on the date of grant.

On June 1, 2010 the Company issued to Mr. Asi Shalgi a total of 11,425,000 shares of common stock for salary and expenses in the amount of $365,600. The fair value of the shares was determined based on the closing price of the Company’s stock on the date of grant.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On June 1, 2010 the Company issued to a consultant 5,000,000 shares in lieu of cash fees owed to him in connection with his services in the YA Global investment in Global Energy under the Consulting Services, Compensation Agreement and Non Circumvent Agreement with the Company, dated May 22, 2008, and 6,600,000 shares in lieu of cash fees owed to him under his Consulting Agreement with Global Energy, dated January 1, 2009. These shares were valued at $371,200 based on the closing price of the Company’s stock on the date of grant.

On June 1, 2010 the Company issued to a consultant 1,000,000 shares for his services to Global Energy in connection with the investment in Global Energy made by Yuval Ganot and Noam Elimelech Ltd. These shares were valued at $32,000 based on the closing price of the Company’s stock on the date of grant.

On June 1, 2010, the Company issued to Yuval Ganot a total of 3,152,500 shares for salary and expenses owed to Mr. Ganot under his employment agreement with the Company. These shares were valued at $100,880 based on the closing price of the Company’s stock on the date of grant.

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS

In July 2007, the Company entered into an agreement to issue in four different installments, as set in the agreement, $4 million aggregate principal amount of convertible debentures (“Debentures”) in a private placement. The last installment was received after a registration statement for the underlying shares was declared effective by the Securities and Exchange Commission ("SEC"). The Debentures bear interest at 10% per annum, the payments of the principals and interest were due to commence on July 31, 2008 and continue on each successive month thereafter until October 2010. The Debentures are convertible, at the option of the investor at any time, into shares of the Company’s common Shares at a conversion price which is defined as the lower of an applicable conversion price of $2.2 per share or 95% of the lowest volume weighted average price during the 15 prior trading days. The Company has the right to redeem a portion or all amounts outstanding prior to maturity date, provided that (1) the closing bid price is less than the conversion price,(2) the underlying shares registration statement is effective and (3) no event of default has occurred.

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

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

On March 20, 2008, the Company signed an amendment to the Debentures Agreement. The Company agreed to amend certain sections of the agreement dated July 2007 as follows:

●
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

●	The applicable conversion price was reduced from $2.20 to $1.25 for all debentures outstanding;

●	The exercise prices of the warrants were reduced from $2.50 and $2.35 to $1.25.

On July 15, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into amended agreement with the Investor. The agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures Agreement in consideration of:

●	The Company issued the Investor 200,000 restricted shares of its common stock (the restriction is on their trade-ability for the first 180 days after registration):

●
The applicable conversion price was reduced from $1.25 to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the offering ultimately did not take place, the applicable conversion price was not reduced);

●
The exercise price of the warrants was reduced from $1.25 to the same exercise price of warrants that were to be issued in the offering. The amount of warrants was also adjusted (increased) according to the proportion between the exercise price before the offering and the exercise price afterwards (since the offering ultimately did not take place, the exercise price and number of warrants was not changed).

On September 22, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into a third amendment with the Investor in order to defer certain principal and interest payments. The amendment became effective September 30, 2008. The Amendment allows the Company the following:

●
The applicable conversion price was further reduced to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the shares were eventually sold in the offering at the price of $0.1 per share, the new applicable conversion price is $0.1);

●
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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

●	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);

●	The interest rate on the Debentures was increased from 10% to 12% as of that date;

●	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering (see Note 12a) to the debenture investors;

●	The repayment schedule of the Debentures was revised and commenced in November 2008.

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

On September 6, 2009, an additional $10,000 of the principal amount of these debentures was converted into 675,676 shares of the Common stock of our company (a conversion price of $0.0148 per share).

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” codified in FASB ASC 470-20. The standard requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The standard requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The standard requires retroactive application to the terms of instruments as they existed for all periods presented. The retroactive application of this standard to the Company's convertible debentures and warrants resulted in an increase in the opening balance in 2009 of accumulated deficit during the development stage of $252 thousand and resulted in an increase of $252 thousand in the financial expenses for the year ended December 31, 2008.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

During the six month ended June 30, 2010 the Company paid $30,000 on account of the August 7, 2009 agreement as detailed above.

On January 7, 2010, $10 thousand of the Principal amount of Debenture were converted into 1,000,000 shares of the Company (a conversion price of $0.01 per share).

On April 4, 2010, $4 thousand of the Principal amount of Debenture were converted into 400,000 shares of the Company (a conversion price of $0.01 per share).

On May 4, 2010, $65 thousand of the Principal amount of Debenture were converted into 6,531,400 shares of the Company (a conversion price of $0.01 per share).

As of June 30, 2010, we were not in material breach of any of our obligations under this amending and restating agreement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – OTHER INCOME

  Pursuant to an agreement with Diesenhaus Ramat Hasharon (1982) Ltd. ("Diesenhaus"), dated April 13, 2010, an agreement with Agropeace-Bio Ltd. ("Agropeace") dated May, 3, 2010, and an agreement with Ori Ackerman, dated May 3, 2010, the company concluded a set of arrangements with the above debtors according to which the Company paid a portion of the outstanding debt of $233,978 due to them and cancel the remaining portion of the debt aggregating to an amount of $110,136.

  As part of agreement with Ori Ackerman, the company also agreed to issue 1.2 million shares of Global Energy Inc – see note 6 above.

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

Our offices are located at 16 Menachem Begin Street, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-nrg.biz. The contents of our website are not part of this report.

Recent Developments

Investment Agreement with Noam Elimelech Ltd.

   On September 10, 2009, we entered into a Securities Purchase Agreement, as amended on December 23, 2009, with Noam Elimelech Ltd. ("Noam"), an Israeli private company wholly owned by Mr. Yuval Ganot (the "Agreement"). Pursuant to the terms of the Agreement, over a period of sixteen months, Noam is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. During 2009, the investor invested $152,637 which entitled the investor to 15,263,700 shares.  During the six month ended June 30, 2010 the investor invested an additional $300,000 which entitled the investor with additional 29,981,532 shares. Accordingly these 15,263,700 and 29,981,532 shares were reported as issued and outstanding.

Brokerage Agreement

On April 13, 2010, the Company signed an agreement with Messrs. Ori Ackerman, Amnon Dradik and Intarpina Ltd. the brokers who introduced Noam Elimelech Ltd to the Company.  Under the terms of the agreement, the Company agreed to pay an aggregate of $60,000 payable over 10 months and to issue options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share.

Debt Settlements

Pursuant to an agreement with Diesenhaus Ramat Hasharon (1982) Ltd. ("Diesenhaus"), dated April 13, 2010, an agreement with Agropeace-Bio Ltd. ("Agropeace") dated May, 3, 2010, and an agreement with Ori Ackerman, dated May 3, 2010, the company concluded a set of arrangements with a portion of its debtors to pay a portion of the outstanding debt of $183,000 due to them and cancel the remaining portion of the debt due to them (the "Agreements").

Pursuant to the Agreements, the company agreed to pay them an aggregate sum of $73,000 and the balance of the aggregate debt owed to them of $110,000 will be cancelled. As part of agreement with Ori Ackerman, the company also agreed to issue 1.2 million shares of Global Energy Inc. In addition, a guarantor of such loan, Mr. Aviram Malik, agreed to pay Ori Ackerman the sum of $10,000 and to transfer to him 400,000 shares of the Company.

On June 1, 2010, the Company issued to current and former members of its board of directors 5,160,000 shares of common stock in lieu of accrued director fees in the amount of  $51,600 that were owed to them -  1,320,000 shares each to Messrs. Amir Elbaz, Avner Raanan and Nissan Caspi, and 1,200,000 shares to Mr. Hezy Ram.

On June 1, 2010, the Company issued to Mr. Asi Shalgi a total of 11,425,000 shares of common stock in lieu of unpaid salary and expenses in the amount of $114,250 accrued from April 2009 under his employment agreement with Global Energy.

On June 1, 2010, the Company issued to a consultant, Mr. Amir Elbaz, 5,000,000 shares of common stock in lieu of cash fees in the amount of $50,000 owed to him in connection with his services in the YA Global investment in Global Energy under the Consulting Services, Compensation Agreement and Non Circumvent Agreement with the Company, dated May 22, 2008, and 6,600,000 shares in lieu of cash fees in the amount of $66,000 owed to him under his Consulting Agreement with Global Energy, dated January 1, 2009.

On June 1, 2010 the Company issued to a consultant, Mr. Doron Latzer, 1,000,000 shares of common stock for his services to Global Energy in connection with the September 10, 2009 investment in Global Energy made by Yuval Ganot and Noam Elimelech Ltd.

On June 1, 2010, the Company issued to Yuval Ganot a total of 3,152,500 shares of common stock in lieu of unpaid salary and expenses in the amount of $31,525 owed to Mr. Ganot under his employment agreement with the Company.

Critical Accounting Policies

A. Going concern considerations

As of June 30, 2010, we had negative working capital of $5,381,000 and an accumulated capital shareholders’ deficiency of approximately $4,499,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

B. Accounting for convertible debt instruments that may be settled in cash upon conversion

             Effective January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP was issued in May 2008, and requires issuers to account separately for the liability and equity components of convertible debt instruments that may be settled in cash (including partial cash settlement), in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented.

Results of Operations – For the Six Month Period Ended June 30, 2010

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the six month period ended June 30, 2010 and incurred a loss of $1,543,000 during that period.

Liquidity and Capital Resources

As of June 30, 2010, our cash and cash equivalents were $73,000 compared to $100,000 as of December 31, 2009, and we had a negative working capital of $5,381,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending June 30, 2011, we estimate expending a total of approximately $541,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$178,000
Other Operations	$363,000
Total	$541,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2009 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first six months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of June 30, 2010, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL ENERGY INC. (Registrant)
By: /s/ Asi Shalgi Asi Shalgi President and Chief Executive Officer Date: August 15, 2010	/s/ Shlomo Zakai Shlomo Zakai Treasurer and Chief Financial Officer Date: August 15, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

(3)	Articles of Incorporation and Bylaws
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
10.1
Agreement, dated as of April 13, 2010, between Global Energy, Inc. and Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. (unofficial translation into English) (incorporated by reference to Exhibit 10.60 to the Registrant’s current report on Form 10-K filed with the Commission on April 15, 2010).

10.2*	Debt settlement, dated April 13, 2010, between Global Energy, Inc. and Diesenhaus Ramat Hasharon (1982) Ltd. (unofficial translation into English).
10.3*	Debt settlement, dated May 3, 2010, between Global Energy, Inc. and Agropeace-Bio Ltd. (unofficial translation into English).
10.4*	Debt settlement, dated May 3, 2010, between Global Energy, Inc. and Ori Ackerman (unofficial translation into English).
(31)	Section 302 Certification
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.
* Filed herein