Form 10-Q
period 2010-09-30
GLOBAL ENERGY INC
filed 2010-11-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

16 Menachem Begin Street, Gama Building, 5th floor,	52681
Ramat Gan, Israel	(Zip Code)
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

On November 1, 2010, 223,665,471 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	September 30	December 31,
	2010	2009
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$94	$100
Restricted cash	-	105
Advance to related party	3,722	3,512
Prepaid expenses and other debit balances	23	47
T o t a l current assets	3,839	3,764
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	932	952
T o t a l assets	$4,789	$4,734
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$18	$133
Accrued expenses and other credit balances	786	1,201
Advances from third party	3,725	3,512
Short term loans	-	138
Short term loan from related parties	18	100
Debentures convertible into shares	4,814	4,600
T o t a l current liabilities	9,361	9,684
ACCRUED SEVERENCE AND VACATION	53	11
MINORITY INTEREST	18	18
T o t a l liabilities	9,432	9,713
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at September 30, 2010 and December 31, 2009. Issued and outstanding: 211,665,471 shares and 126,548,373 shares at September 30, 2010 and December 31, 2009, respectively	212	127
Additional paid-in capital	4,209	2,064
Warrants	1,215	1,215
Accumulated deficit during development stage	(10,206)	(8,312)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,643)	(4,979)
T o t a l liabilities net of capital deficiency	$4,789	$4,734

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					Cumulative
					from July 7,
	Nine months ended		Three months ended		through
	September 30		September 30		September 30
	2010	2009	2010	2009	2010
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(1,677)	$(879)	$(289)	$(248)	$(7,487)
LOSS FROM OPERATIONS	(1,677)	(879)	(289)	(248)	(7,487)
OTHER INCOME (EXPENSES)
Interest expenses	(327)	(392)	(62)	(107)	(2,113)
Gain on extinguishment of debts (note 8)	110				110
Gain on sale of subsidiary		484			484
Loss from operations of discounted component					(1,200)
NET LOSS FOR THE PERIOD	$(1,894)	$(787)	$(351)	$(355)	$(10,206)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.011)	$(0.009)	$(0.002)	$(0.004)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	167,606,104	85,284,083	205,654,601	85,658,212

*	In the nine months ended September 30, 2010 and 2009 – includes $1,035 thousands and $116 thousand respectively of share-based compensation expenses.

**
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2009 (audited):
Issuance of shares - net of issuance expenses	90,801,464	90	1,068	$843				2,001
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	25,941,505	26	370	126				522
Issuance of shares - in relation with conversion of debentures	4,155,404	5	85					90
Net loss for the period					$(8,312	) *		(8,312)
Issuance of options for services			425					425
Share based compensation for services	1,000,000	1	11					12
BALANCE AT DECEMBER 31, 2009 (audited)	126,548,373	127	2,064	1,215	(8,312)		(73)	(4,979)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited):
Issuance of shares- net of issuance expenses	43,648,198	44	393					437
Issuance of shares - in relation with conversion of debentures	7,931,400	8	72					80
Issuance of shares in exchange for extinguishment of debt	1,200,000	1	38					39
Net loss for the period					(1,894)			(1,894)
Issuance of options for services			639					639
Share based compensation for services	32,337,500	32	1,003					1,035
BALANCE AT SEPTEMBER 30, 2010 (Unaudited)	211,665,471	$212	$4,209	$1,215	$(10,206)		$(73)	$(4,643)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Nine months ended		2005 through
	September 30		September 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,894)	$(787)	$(10,206	) *
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	20	8	65
Gain from sale of subsidiary		(484)	(484)
Debt extinguishments	(110)		(110)
Share based compensation expenses	1,642	116	2,067
Expenses (income) in respect of the convertibles debentures	323	333	1,855	*
Increase in accrued interest on short term loan from related parties	1	19	20
Increase in accrued interest on short term loans	13	21	46
Exchange differences on long term deposits		(1)	2
Increase (decrease) in accrued severance and vacation	42	8	53
Decrease (increase) in other accounts receivable and advance from supplier	(184)	17	(3,795)
Increase (decrease) in accounts payables	(115)	31	196
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	(202)	338	4,566
Net cash used in operating activities	(464)	(381)	(5,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits			(18)
Proceeds from sale of subsidiary	105	588	693
Payment for purchasing of fixed assets			(1,379)
Net cash provided by (used in) investing activities	105	588	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	436		2,409
Loan received from shareholders and related parties			528
Loans received			316
Debentures repaid	(30)	(40)	(70)
Proceeds from debt issuance			46
Loans repaid	(53)	(440)	(493)
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses			3,720
Net cash provided by financing activities	353	(480)	6,456

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	(273)	26

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	278	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$94	$5	$94

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Nine months ended		2005 through
	June 30		September 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
NON-CASH TRANSACTION:
Conversion of debentures into shares	$79	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31	$-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until September 30, 2010.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of September 30, 2010 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until September 30, 2010 Covanta had paid $3,725 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

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

As of September 30, 2010, no such KDV-based projects were initiated

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

As of September 30, 2010 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2010, the Company had approximately $94 thousand in cash and cash equivalents, approximately $5,522 thousand in negative working capital, a stockholders’ deficit of approximately $4,643 thousand and an accumulated deficit of approximately $10,279 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.
Effective June 30, 2010, the Company adopted the amended guidance in ASC Topic 715, Compensation – Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance required expanded disclosure in the notes to the Company’s consolidated financial statements but did not impact financial results.

b.
Effective July 1, 2010, the Company adopted the amended guidance in ASC Topic 810, Consolidations , which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company expects that the adoption of this amended guidance will not have any impact on the Company's consolidated financial statements.

c.
Effective July 1, 2011, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The Company expects that the adoption of this amended guidance will not have any impact on the Company's consolidated financial statements.

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

Options to Directors and Employees:

During the nine months ended September 30, 2010, the Company granted options to purchase an aggregate of 13,800,000 shares of its common stock to officers and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price	Number of options granted	Vesting period years	Contractual period years
January 8, 2010	$0.0243 -$0.0365	4,800,000	0*	3.00
January 31, 2010	$0.0243 -$0.0365	9,000,000	0* - 2	3.00
		13,800,000

__________ * The options were immediately vested.

The Company accounts for such options in accordance with ASC 718. The accounting standard provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the nine months ended September 30, 2010 to be approximately $501 thousands.

Dividend yield	0%
Expected term (years)	3
Risk-free interest rate	1.38%-1.56%
Volatility	333%-370%
Forfeiture rate	0%
Market value at grant date	$0.0349-$0.0455

As of September 30, 2010, there were $185 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

On August 20, 2010, 1,666,666 of such options were exercised into Company shares for total consideration of $16,667.

Common shares:

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor was amended on March 15, 2010,. 150,000,000 shares have been placed in escrow pending receipt of the investment. During 2009 the investor invested $152,637 which entitled the investor to 15,263,700 shares from the shares held in escrow.

During the nine months ended September 30, 2010 the investor invested an additional $419,815 which entitled the investor with additional 41,981,532 shares.

Accordingly these 41,981,532 and 15,263,700 shares were reported as issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

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

During the nine month ended September 30, 2010 the Company paid $30,000 on account of the August 7, 2009 agreement as detailed above.

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

As of September 30, 2010, we were not in material breach of any of our obligations under this amending and restating agreement

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

NOTE 9 – Litigation

In August 2010, a former employee of the Company filed a lawsuit against the Company claiming that salary, expenses, and debts aggregating $55,000 are owed to him. While it is not feasible to predict or determine the outcome of this claim, such amount was accrued in the financial statements.

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

Important factors that may cause actual results to differ from projections include our lack of operating history;

•	our dependence on additional financing;
•	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel, diesel and castor oil;
•	our inability to commercialize and develop the technology we have licensed;
•	the possibility that our technology does not work as well as expected
•
governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;

•	market acceptance of our bio-fuel or diesel;
•	an increase in competition in the bio-fuel and alternative fuel market;
•	unexpected costs and operating deficits, and lower than expected revenues;
•	adverse results of any legal proceedings;
•	changes in economic conditions, adverse exchange rates and financial markets;
•	unanticipated problems and delays in engineering and construction;
•	potential environmental liabilities, weather, mechanical failures, safety concerns, labor problems and financing problems;
•	the risk that we will not be able to execute our business plan, such as entering into agreements with strategic partners, leasing land, obtaining loans, etc;
•	our inability to retain key employees;
•	changes in energy prices and the high cost of alternative fuels; and
•	other specific risks referenced in this quarterly report.

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

Overview

Global Energy Inc. is a development stage company that intends to build and co-own, with strategic partners, industrial scale facilities that will utilize a proprietary technology to produce synthetic diesel fuel from different types of hydrocarbon-based waste. With each project, our strategy is to form partnerships under long term contracts with local companies that have the ability to supply large, consistent quantities of appropriate waste feedstock and have the necessary operational and technical expertise to operate such diesel producing facilities.

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

Our offices are located at 16 Menachem Begin Street, Gama Building, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-nrg.biz. The contents of our website are not part of this report.

Recent Developments

Investment Agreement with Noam Elimelech Ltd.

On September 10, 2009, we entered into a Securities Purchase Agreement, as amended on December 23, 2009, with Noam Elimelech Ltd. ("Noam"), an Israeli private company wholly owned by Mr. Yuval Ganot (the "Agreement"). Pursuant to the terms of the Agreement, over a period of sixteen months, Noam is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. During 2009, the investor invested $152,637 which entitled the investor to 15,263,700 shares.  During the nine month ended September 30, 2010, the investor invested an additional $419,815 which entitled the investor with additional 41,981,532 shares. Accordingly these 15,263,700 and 41,981,532 shares were reported as issued and outstanding.

Negotiations with US partner

The Company is currently negotiating with our US partner to expand the scope of our partnership in the United States, and we believe an agreement should be signed within our current year.

Critical Accounting Policies

A. Going concern considerations

As of September 30, 2010, we had negative working capital of $5,522,000 and an accumulated capital shareholders’ deficiency of approximately $4,643,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Nine Month Period Ended September 30, 2010

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the nine month period ended September 30, 2010 and incurred a loss of $1,894,000 during that period.

Liquidity and Capital Resources

As of September 30, 2010, our cash and cash equivalents were $94,000 compared to $100,000 as of December 31, 2009, and we had a negative working capital of $5,522,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending September 30, 2011, we estimate expending a total of approximately $541,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$178,000
Other Operations	$363,000
Total	$541,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2009 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first nine months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of September 30, 2010, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, a former employee of the Company filed a lawsuit against the Company claiming that salary, expenses, and debts aggregating $55,000 are owed to him. While it is not feasible to predict or determine the outcome of this claim, such amount was accrued in the financial statements.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter we issued an aggregate number of 12,000,000 shares of common stock to Mr. Yuval Ganot in connection with a Securities Purchase Agreement, dated September 10, 2009, as amended on December 23, 2009, with Noam Elimelech Ltd., an Israeli private company wholly owned by Mr. Yuval Ganot.

These shares were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the 1933 Act.

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

Date: November 15, 2010

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