Form 10-K
period 2010-12-31
GLOBAL ENERGY INC
filed 2011-03-31
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28025

GLOBAL ENERGY INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	86-0951473
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, Israel	52681
(Address of Principal Executive Offices)	(Zip Code)

972-077-202-5444 (Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 million (based on the average bid and asked price for the registrant’s common stock on June 30, 2010 on the OTC Bulletin Board of $0.055 per share).

At March 30, 2011, 314,420,239 shares of the registrant’s common stock were outstanding.

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

Description of the Business

Historical Information

        Our business address is 16 Menachem Begin Street, Gama Building, 5th floor, Ramat Gan, 52681, Israel, and our telephone number is 972-077-202-5444. Our registered agent is Rite, Inc., 1905 South Eastern Ave., Las Vegas, NV 89104. We maintain a website located at http://www.global-nrg.biz. The information contained in this website is not incorporated by reference into this annual report.

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

        We are currently a development stage company that intends to acquire build and operate facilities in various locations around the world that will use a proprietary technology to produce alternative fuels known as the KDV process, which is described below beginning on page 2.

Company Strategy

        Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. Interest world-wide has recently focused on second and third generation of cellulosic ethanol, which is biofuel produced from wood, grasses, and the non-edible parts of plants, as well as different technologies utilizing gasification of biomass to liquid. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola). Recent interest in the U.S. market has focused on Renewable Drop-In Fuel ("RDIF"), an area well-suited to KDV technology.

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

        With the above factors in mind, we developed our business plan to take advantage of these potential dual revenue streams through the utilization of the patented technology known as the KDV process. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel publicly available at refueling stations today.

        Our strategy is to build, own and operate, independently or with strategic partners, industrial scale facilities that will utilize this technology to produce synthetic diesel fuel from different types of hydrocarbon-based waste. In each project, we plan to partner with local companies, generally operators of landfill sites and recycling facilities, that have the ability under long-term contracts to supply large, consistent quantities of appropriate waste feedstock as well as arrange agreements with large fuel distributers to buy the diesel fuel on a long term basis. We also expect that such local partners will have the requisite regulatory and technical expertise to obtain necessary governmental approvals for the diesel fuel producing facilities based on this technology.

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

Description of the KDV Technology

KDV Process

        The KDV process, which we believe represents a major breakthrough in the quest for renewable energy sources, utilizes proprietary technology developed by Dr. Koch, which he has licensed to his German company, Alphakat GmbH. Dr. Koch is a distinguished scientist who during his long-standing career at Siemens Corporation held several senior positions.

The KDV process falls under the category of second generation renewable fuels, which are fuels derived from biomass residues and non-food crop feedstocks, as distinguished from first generation renewable fuels such as corn and sugar cane ethanol and soy or rapeseed biodiesel.

        There are two general categories of technology being developed for scond generation fuels:  (i) biochemical, which involves enzymes and other micro-organisms to convert cellulose and hemicellulose into sugar which is fermented into ethanol, and (ii) thermo-chemical, which utilizes pyrolysis, a form of incineration that decomposes organic materials, as well as gasification technologies to produce synthesis gas from which a wide range of fuels can be produced.

        Unlike the biochemical and thermo-chemical processes, the KDV process is a chemical/mechanical process that uses a single catalyst instead of a combination of enzymes and living organisms, and operates at less than 300 degrees Celsius which is much lower than the extreme temperatures of the high energy consuming thermo-chemical processes.  As a result, the benefits of the KDV process are lower capital cost and operating expenses, superior energy balance, broader choice of feedstocks, minimal harmful emissions, easier permitting profile and a 100% substitute transportation fuel.

        The KDV process equipment has been developed as modular units, which allow for smaller initial facilities or scaling up with multiple units, presenting a significant advantage over competing technologies.

        The core elements of the KDV process are a catalyst and a patented turbine. Known technically as catalytic de-polymerization, the KDV process takes long carbon chains (polymers) and breaks them into the shorter carbon chains that comprise a high quality diesel fuel.

        Catalysts are chemical compounds that facilitate chemical reactions but, because they are not consumed in the process, can be recovered and used again. In layman terms, Dr. Koch describes the KDV process catalyst as a mixture of substances found in nature, which over millions of years converted organic matter such as plants and micro-organisms into the primary fossil fuels such as oil, gas and coal. The catalyst’s primary ingredients are silicon, alumina and sodium, which are among the world’s most prevalent substances, and we therefore believe that the catalyst will not be subject to any supply risks.

        The patented turbine, which Dr. Koch designed, is critical to the KDV process. According to Dr. Koch, the turbine creates the conditions required for the catalyst to work efficiently. Each KDV500 unit has two turbines, Conceptually, the turbine is like a blender spinning at high speed. The spinning of the turbine creates friction and raises the temperature of the catalyst and feedstock, which are suspended in a host oil at less than 300 degrees Celsius. At this temperature, vapor is created and vented into a standard distillation column where it is condensed into synthetic diesel fuel and water. We have observed that the only by-product or waste associated with the process is a small amount of cake comprised of inorganic material or ash, and no emissions are released to the atmosphere except for carbon dioxide with small amount of volatility organic compound and water vapor.

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

        When describing alternative fuels, an important measure of efficiency is “net energy balance”, which measures energy input versus output. We believe that the KDV process is more efficient compared to other technologies.

Feedstocks

        According to Dr. Koch, the KDV process is capable of utilizing virtually any hydrocarbon-based waste stream to produce synthetic diesel fuel. Depending on the particular feedstock, one KDV500 unit requires approximately 5,760 to 13,200 tons of feedstock per year to produce approximately one million gallons of synthetic diesel fuel. We believe that the key commercial issue is sourcing a reliable, consistent, long-term supply of waste feedstock for each project.

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

        We are aware of three primary types of municipal waste treatment technologies that are currently used today: (i) incineration/gasification, (ii) chemical decomposition, and (iii) landfill burying. These technologies have substantial negative economic and environmental impacts, particularly from production of hazardous byproducts such as toxic ash, toxic water, and noxious air emissions. Due to the harm they pose to the environment, it is expensive to dispose of these hazardous by-products. We believe that until now efforts to produce energy or fuel from MSW and landfills has been limited to two options: (i) burning MSW in waste-to-energy plants to produce steam to generate electricity or heat for buildings; and (ii) capturing methane from landfills. The KDV process offers another option, which we believe avoids the by-products of existing treatment technologies and as a result should be more cost effective.

        In addition to MSW, we believe the KDV process can be applied to:

—	refinery residuals, such as petroleum coke, tar and paraffin, which cannot be used today, are environmentally harmful and very expensive to neutralize.

—	used oil from engines, organic wastes, sewerage sludge and animal manures; and

—	all types of waste biomass such as corn stover, sugar cane bagasse and other types of plant stalks and parts such as peal and husks that are left over after harvesting edible grains, juices and oils.

        While we believe that the KDV process can utilize a broad range of feedstocks, as outlined above, we plan to focus on projects where we are able to sign long term contracts for waste feedstocks for which we will be paid a tipping fee. We have estimated that average tipping fees for MSW and non-hazardous waste are about $35 per ton in the U.S. and $60 per ton in Europe.

Strategic Agreements

Alphakat GmbH Agreements

        Our current plan is to set up a series of worldwide waste-to-diesel production facilities, as reflected by the terms of four agreements we have with Dr. Koch’s company Alphakat GmbH:

(1)
“Terms of agreement” between us and Alphakat GmbH, dated May 2, 2007, agreeing to incorporate an equally-owned subsidiary which would be granted certain exclusive rights with respect to the KDV technology;

(2)
“Shareholders’ Agreement” between us and Alphakat GmbH, dated July 10, 2007, agreeing on the terms of operation of Alphakat-Global Energy GmbH, the equally-owned subsidiary referenced in (1), above, and the scope of the rights with respect to the KDV technology granted to it; and

(3)
Incorporators’ agreement and articles of Alphakat-Global Energy GmbH, dated November 22, 2007, by which we and Alphakat GmbH incorporate Alphakat-Global Energy GmbH as equal shareholders, and by which Alphakat granted Alphakat-Global Energy GmbH certain rights with respect to the KDV technology.

(4)
License agreement between Alphakat-Global Energy GmbH and Alphakat GmbH, dated March 11, 2010 and effective as of February 6 2008, by which Alphakat GmbH granted to Alphakat-Global Energy GmbH a license to commercialize, market, offer for sale, use and practice and make improvements to Alphakat GmbH's proprietary renewable diesel technology (the "Technology") on a world-wide basis other than in Mexico, Spain, Bulgaria and Italy.

        Under these four agreements, Alphakat GmbH has granted Alphakat-Global Energy GmbH, the equally-owned subsidiary of Alphakat GmbH and ourselves, the following rights:

(1)	The right to sell and market KDV technology units worldwide, subject to rights previously granted to third parties to sell the KDV units in Bulgaria, Spain, Italy, Mexico,

(2)	The exclusive right to sell and market KDV technology in the United States and China.

Business Development Agreements

        On February 6, 2008, each of Dr. Koch, Alphakat GmbH, and Alphakat-Global Energy GmbH entered into agreements with Covanta Energy Corp., a wholly-owned subsidiary of Covanta Holding Corporation ("Covanta") (the "February 6, 2008 License Agreement between GmbH and Covanta"). We consolidated the financial results of Alphakat-Global Energy GmbH, a company equally owned by Alphakat GmbH and us, in accordance with ASC Topic 810. Covanta is an internationally recognized owner/operator of energy-from-waste facilities and renewable energy projects. Covanta’s energy-from-waste facilities convert municipal solid waste and other types of waste material into renewable energy (primarily electricity and steam) for numerous communities, predominantly in the U.S. Covanta’s facilities convert municipal solid waste into renewable energy for numerous communities, predominately in the United States. Under the terms of these agreements, Covanta Energy Corp. has the exclusive right to purchase, use and make improvements to the KDV technology in the United States for household waste feedstock, and non-exclusive rights to use the technology in China, United Kingdom and the Republic of Ireland. In accordance with the terms of this agreement, to preserve these rights, Covanta Energy Corp. purchased a KDV500 unit through Alphakat-Global Energy GmbH on July 8, 2008. in June 2010 Covanta started to test  the KDV500 If Covanta Energy Corp.‘s tests are positive, and it wishes to proceed further with its deployment of the KDV technology, then it must order five additional KDV500 units within twelve months of the  acceptance date of the first KDV500 unit. Over a ten-year period, which begins on the commissioning date of the first unit, Covanta Energy Corp is obligated to order a total of 600 KDV500 units or equivalent units in terms of production capacity.

        Covanta has also granted us the right to fund and own up to 35% of each of Covanta‘s KDV-based projects. In addition, Covanta has agreed to pay us an amount equal to 10% of the gross revenue of each of Covanta‘s KDV-based projects, regardless of whether we invest in these projects or not.

On November 23, 2010, the parties signed the Second Amendment to the February 6, 2008 License Agreement between Alphakat-Global Energy GmbH and Covanta, which incorporated changes from an earlier amendment. Pursuant to the Second Amendment, the license rights of Covanta were amended to provide that Covanta, with certain limited exceptions for “Carve-Out Projects”, would have the exclusive right to use the Technology in the United States throughout the term of the original agreement subject to meeting its minimum purchase requirements.

As a result of this Second Amendment, permissible feedstock now includes all materials capable of being processed by the Technology. In addition, the term of the original agreement was extended to July 1, 2030.

       On February 6, 2008, Alphakat-Global Energy GmbH and American Renewable Diesel executed an agreement granting to American Renewable Diesel the exclusive right to sell and use the KDV technology in five U.S. states: Texas, California, New York, New Jersey and Florida (the “Exclusive Territory”). American Renewable Diesel is a special purpose company owned and managed by Trianon Partners. Trianon Partners has extensive international project development experience, has worked with Covanta Energy Corp. in connection with various power projects, and has facilitated the negotiation of the agreements between Alphakat-Global Energy GmbH, us, and Covanta Energy Corp.

On November 23, 2010, the parties signed the Second Amendment to the agreement with American Renewable Diesel, which incorporated changes from an earlier amendment, according to which American Renewable Diesel no longer has exclusive rights in the Exclusive Territory, and American Renewable Diesel is no longer required to secure a minimum number of orders for the KDV technology. In addition, the term of the Agreement was extended to July 1, 2030.

        Similar to the business arrangement with Covanta Energy Corp., we have the right to fund and own up to 51% of each of American Renewable Diesel’s KDV-based projects. Furthermore, under the terms of our agreement with American Renewable Diesel, certain projects will be offered to Covanta Energy Corp. for development and we will have the opportunity to receive royalties from such projects in accordance with our agreement with Covanta Energy Corp.

On June 3, 2010, construction of the first KDV 500 waste to renewable diesel unit in the United States was completed.  The unit is located on the site of the SEMASS energy-from-waste facility in Massachusetts owned and operated by Covanta Energy Corp.

Covanta installed the KDV 500 as provided by AlphaKat – Global Energy GmbH in order to verify the operability of the equipment and the process and to confirm the commercial viability of the technology.  Covanta is currently working on start-up and commissioning activities and expects an extended start-up period which is consistent with the requirements for a new technology.  Once the commissioning work is completed, Covanta plans to perform test runs on a variety of different waste feedstock over a six to 12 month period to determine whether the technology is commercially viable.

As part of this commissioning and testing process, the diesel produced by the KDV 500 will be tested as part of the required process for the registration of this renewable diesel fuel with the U.S. EPA.  All fuels used in vehicles that operate on public roadways in the U.S. must first be registered with the EPA.

We expect Covanta’s efforts will confirm the commercial viability of the technology with a range of feedstock, although there is no guarantee.

Joint Venture Agreement with S.C. Supercom S.A.

        On November 11, 2008, we entered into a Joint Venture Agreement with S.C. Supercom S.A. (“Supercom”), a Romanian company engaged in the business of collecting (and landfilling) municipal solid waste in and around the City of Bucharest, and S.C. Target Group S.R.L. (“Target Group”), a Romanian company. Our company and Supercom have agreed to incorporate a legal entity in Romania under the name “Super Energy S.A.”, to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology.

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

As of the date of filing of this Form 10-K, no such KDV-based projects have been initiated.

Memorandum of Understanding with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd.

        On March 9, 2008, the Company entered into a Memorandum of Understanding (“MOU”) with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. (“Shaanxi”), a company located in the People’s Republic of China, to initiate a KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

Other Operations – Production of Crude Castor Oil in Ethiopia

        Separate from our efforts to produce alternative fuels, in 2008 and 2009 we invested approximately $2,300,000 in the cultivation of castor plants in Southern Ethiopia for the production of castor oil. Our activities were based in Sodo, Ethiopia and in the regions of Waletia and Goma Gofa, Ethiopia. We engaged a large number of local independent farmers who use a portion of their existing land to cultivate the castor seeds, or clear additional land, and trained these farmers on new agricultural techniques. The local independent farmers seeded approximately 4,000 hectares of land commencing in April, 2008. In the fourth quarter of 2008, the farmers harvested several hundred tons of castor crop.

        We also implemented a research and development program to develop a new species of castor to improve future yields. Pursuant to the amending and restating agreement with our senior secured lender dated September 22, 2008, described in detail in the “Financing Agreement with YA Global” section below, we agreed to pay our senior secured lender, towards the repayment of our debt, 50% of all cash flows generated by our Ethiopian operations in excess of the first $700,000 of cash flow.

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

Joint Venture Agreement with Waste 2 Oil GmbH

        On May 8, 2009, Alphakat–Global Energy GmbH entered into an agreement for service operation of a KDV 500 unit with Waste 2 Oil GmbH (“W2O”), a German company, by which W2O provided plant operations and testing services in Hoyerswerda, Germany, to Alphakat–Global Energy GmbH for three months. W2O was to be responsible for operating the KDV 500 unit, hiring and paying the qualified workers involved with its operation and paying all required taxes. The aim of this agreement was to produce and sell diesel fuel. All income from the sale of the product was to be equally divided between Alphakat–Global Energy GmbH and W2O. Alphakat–Global Energy GmbH agreed to pay W2O a monthly fee for covering the costs for operating the KDV 500 unit as follows: (a) a monthly fee of 5,000 Euro, and (b) a fee of 1,000 Euro for each day of actual operation, plus VAT. The agreement was to commence five days after W2O notifies AKGE that the system is operational and will have a three month term.

        Following the end of the three months, the agreement was not renewed.

Financing Agreement with YA Global

Initial Agreement with YA Global

On July 10, 2007, October 23, 2007, and December 27, 2007, we issued 10% secured convertible debentures to YA Global Investments, L.P., our senior secured lender, for gross proceeds of $3,000,000, as a part of a private placement of up to $4,000,000 of debentures. These debentures are secured against all of our assets. Prior to the amendment to the securities purchase agreement on March 20, 2008, described below, these debentures were convertible by the lender into shares of our common stock at a fixed conversion price of $2.20 per share. In conjunction with the placement of these debentures with YA Global Investments, L.P., on July 10, 2007, we also issued to the lender warrants to purchase 300,000 shares of common stock exercisable for five years at an exercise price of $2.35 and warrants to purchase additional 300,000 shares of our common stock exercisable for five years at an exercise price of $2.50.

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

        On March 20, 2008 and May 13, 2008, we issued two more 10% secured convertible debentures to YA Global Investments, L.P. for gross proceeds of $1,000,000. These debentures were to mature on October 31, 2010 and, prior to the amending and restating agreement dated September 22, 2008, described below, were convertible by the lender into shares of our common stock at a fixed conversion price of $1.25 per share, subject to further adjustment as set out in the debenture. These debentures, like the three previously issued to the lender, were secured against all of our assets.

        Under the terms of the debenture issued on May 13, 2008, amortizing payments of the outstanding principal amount of the debenture and accrued interest at an annual rate equal to 10% were to commence on the first business day on or after July 31, 2008, and were to continue on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into Common Stock. Other terms of this debenture were the same as in the three debentures previously issued to YA Global Investments, L.P.

July 2008 Amendment to YA Agreement

        Effective July 15, 2008, we entered into an amending agreement with YA Global Investments, L.P. with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our common stock issued by our company to the lender. The amendment allowed us to immediately defer certain principal and interest payments due under these debentures. Specifically, under the terms of the July 15, 2008 amending agreement, interest payments accrued and due during the first three quarters of the 2008 calendar year (approximately $267,000 as of July 31, 2008) were deferred until approximately September 30, 2008. In addition, principal installments that were due July 31, 2008 and August 31, 2008 were deferred until September 30, 2008, subject to further deferment if certain conditions were met. In consideration of the amendment, we agreed to issue to the lender 200,000 restricted shares of our common stock.

 September 2008 Amending and Restating Agreement with YA Global

On September 22, 2008, prior to the due date of the deferred principal and interest payments under the July 15, 2008 amending agreement, which had not been paid to that date, we entered into an amending and restating agreement with YA Global Investments, L.P. on the following terms:

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

August 2009 Amending Agreement with YA Agreement

On August 7, 2009, the Company agreed to modifications to the Securities Agreement, existing Debentures, which as of the such date were in the aggregate amount of $4,386,965, and related documents and instruments. The modifications were to become effective subject to the completion by the Company of minimum private placements in the amount of $650,000, among other conditions.  The parties agreed that upon completion of the private placement(s), payment in cash by the Company of $50,000 of the amounts outstanding under the debentures since April 1, 2009 ($20,000 of which had already been paid) and satisfaction of other conditions, the following would become effective:

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

●
Global Energy provided a cash flow projection budget in a form acceptable to the YA Global, demonstrating that the Global Energy will have sufficient cash flows to fund its operations for a period of at least 12 months.

●	Global Energy made a cash payment under the existing debentures of $30,000.

Issuance of Amended Debenture and Warrant Amendments:

●
Debentures.  Global Energy issued to YA Global two Secured Convertible Debentures (the “Amendedand Restated Debentures”) in exchange for the existing debentures. The total principal amount of the Amended and Restated Debentures together is equal to the total amounts outstanding under the existing debentures.

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

●	Warrants. The exercise price of the Warrants was reduced to $0.01 per share and the number of shares underlying the Warrants remains unchanged.

●
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

●
"First Financing Milestone" means the raising of at least $1.5 million in gross proceeds from (i) the Transaction or (ii) any financing transaction resulting in cash proceeds to Global Energy  (provided that (a) such transaction does not violate any provisions of the YA Global financing documents or (b) YA Global consents to such transaction) (an "Approved Transaction"), and "Second Financing Milestone" means the raising of at least $2 million in gross proceeds from (i) the Transaction or (ii) any other Approved Offering on or before March 1, 2012.

        As of December 31, 2010, we were not in material breach of any of our obligations under this amending and restating agreement.

Transfer of Debentures to U-Trend Ltd.

The Company was informed that on December 30, 2010, YA Global transferred to U-Trend Ltd., an Israeli company, a majority of the Debentures and Warrants as follows: (i) debentures in the amount (principal and interest) of US $3,200,000, and YA Global  retained debentures in the amount (principal and interest) of US $1,624,395, and (ii) warrants to purchase an aggregate of 4,974,718 shares of the Company, and YA Global retained warrants to purchase an aggregate of 2,525,282 shares of the Company.

Competition

        The market for the manufacture, marketing and sale of renewable diesel (mineral and synthetic) and other alternative fuels is highly competitive. Competition could be intense and may result in an increase in the costs of feedstock, plant construction and operating expenses, as well as to make it more difficult to attract and retain qualified engineers, chemists and other employees whose services could be key to our operations. Larger companies that are already engaged in this business may have access to greater financial and other resources, making it difficult to compete with them in recruiting and retaining qualified employees as well as in acquiring attractive locations for the construction and operation of alternative fuel plants.

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

Intellectual Property

        We do not own any intellectual property.  Our subsidiary, Alphakat-Global Energy GmbH, is a party to a license agreement with Alphakat GmbH by which Alphakat GmbH granted to our subsidiary, Alphakat-Global Energy GmbH, a license to commercialize, market, offer for sale, use and practice and make improvements to Alphakat GmbH's proprietary renewable diesel technology on a world-wide basis other than in Mexico, Spain, Bulgaria and Italy.  See – "Description of the Business – Strategic Agreements."

Governmental Regulations

        Our business will be conducted in various countries, which have varying degrees of regulation. The following is a discussion of some U.S. regulations which may or may not apply to our operations.

        There are no readily apparent U.S. Environmental Protection Agency, or EPA, regulatory fuel certification requirements applicable to using the renewable diesel in a stationary source, such as industrial applications or home heating fuel, or in certain marine applications. There may, however, be requirements applicable to emissions from individual furnaces, boilers, etc. As a practical matter, market acceptance of the bio-fuel may be limited until we can demonstrate that (i) the renewable diesel is comparable to conventional fuels, from an energy content and emissions perspective, as well as handling and storage perspectives, and (ii) that the renewable diesel is compatible with existing heating systems or power generation systems and other combustion systems. To date, we have not demonstrated any of the foregoing in such commercially available systems. However, initial testing done on the renewable-diesel in a laboratory indicated that the renewable diesel is high quality diesel fuel.

        We have evaluated whether the renewable diesel can be formulated to comply with the standards of the EPA to be classified as “diesel.” EPA standards mandate that the “diesel” comply with the specifications that the American Society for Testing and Materials (“ASTM”) requires that the fuel be comprised of. However, we are currently evaluating whether the ASTM standard can be broadened to include our fuel.

        In order to be legally marketable as a fuel for on-road motor applications, the bio-fuel must be registered with the EPA and comply with the EPA’s health effects regulations. Under these regulations, a company registering a fuel must either complete a literature review and possibly health effects testing, or submit an application together with a group of other companies manufacturing similar fuels. The National Biodiesel Board (“NBB”) has completed the required health effects testing on behalf of the bio-diesel industry, and provides the testing data to companies seeking to register their bio-diesel with the EPA. To fit under the NBB umbrella, and to be considered “bio-diesel” for marketing purposes, the bio-fuel must meet ATSM's specification 6751 for bio-diesel . European countries use similar standards. ASTM 6751 compliant bio-diesel is already registered with the EPA and also meets the clean diesel standards established by the California Air Resources Board (“CARB”) and certain other states. As of the date of this report, the current formulation of the Diesel  produced by the KDV process does not comply with ASTM 6751. Because water is a component used in the manufacture of our bio-fuel, it is unlikely that we will be able to reformulate our fuel to meet this ASTM standard; accordingly, we would need to seek separate EPA approval as described above for our fuel to be used on on-road motor vehicle applications.

        We are evaluating the regulatory requirements for using our fuel in motor vehicle applications in territory outside the U.S.

        Environmental permitting of renewable diesel manufacturing facilities varies with the characteristics of individual plants. Our renewable diesel is manufactured using a process that is believed to yield little, if any, wastes, emissions or discharges, although there may be some air emissions that could require us to obtain air emission permits to construct and operate any plants we may build or acquire.

The KDV process produces a renewable fuel and therefore is eligible for tax benefits in certain countries.

Employees

        As of December 31, 2010, we had one full-time employee and two part-time employees. We believe our relationships with our employees are good.

Item 1A.  Risk Factors

        Not Applicable.

Item 1B.  Unresolved Staff Comments

        Not Applicable.

Item 2.  Properties

        We have no properties in Israel, and we currently lease approximately 10 square meters of office space from our director ,Yuval Ganot, in Tel Aviv, Israel.

Item 3.  Legal Proceedings

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

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 21, 2011, was $0.038 per share.

	Low	High

2009

First Quarter	$0.01	$0.09
Second Quarter	$0.01	$0.041
Third Quarter	$0.014	$0.0295
Fourth Quarter	$0.01	$0.0395

2010

First Quarter	$0.02	$0.05
Second Quarter	$0.026	$0.07
Third Quarter	$0.032	$0.0638
Fourth Quarter	$0.025	$0.049

Holders

        As of March 30, 2011, there were 314,420,239 shares of our common stock issued and outstanding held by 133 stockholders of record.

Dividends

        We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

        Throughout the 2010 fiscal year, we authorized the issuance of options to our directors and officers to acquire in the aggregate 13,800,000 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation”.

        On March 20, 2008, August 7, 2009 and March 8, 2010, we entered into amendments to the securities purchase agreement with YA Global Investments, L.P. that amended the terms of the convertible debentures issued July 10, 2007, October 23, 2007 and December 5, 2007. For more information, see Item 1. entitled “ Business - Financing Agreement with YA Global”.

         On March 20, 2008, we issued YA Global Investments, L.P. a fourth 10% secured convertible debenture for gross proceeds of $500,000. The debenture matures on October 31, 2010 and is convertible by the debenture holder into common shares at a fixed conversion price of $1.25 per share, subject to further adjustment as further set out in the debenture. The debenture is secured against all of our assets. We paid a commission of $35,000 to Yorkville Advisors, LLC, the investment manager of YA Global Investments, L.P., in connection with this issuance. The debenture was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the investors and brokers who are “accredited investors” as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended.

        On May 13, 2008, we sold a 10% Secured Convertible Debenture to YA Global Investments, L.P., for gross proceeds of $500,000. The debenture matures on October 31, 2010 and is convertible by the holder into common shares at a fixed conversion price of $1.25 per share subject to further adjustment as further set out in the debenture. The debenture is secured against all our assets. Amortizing payments of the outstanding principal amount of the debenture and accrued interest at an annual rate equal to 10% was to commence on the first business day on or after July 31, 2008, and continuing on the first business day of each successive calendar month thereafter until the principal amount has been repaid in full, whether by the payment of cash or by the conversion of the principal amount and interest into common stock. Other terms are the same as in prior debentures held by YA Global Investments, L.P. We paid a commission of $35,000 to Yorkville Advisors, LLC, the investment manager of YA Global Investments, L.P., in connection with this issuance. The debenture was issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the investors and brokers who are “accredited investors” as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended.

        On July 25, 2008, we issued 200,000 shares of our common stock pursuant to our amending agreement dated July 15, 2008 with YA Global Investments, L.P. We issued the securities to one U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

        On September 22, 2008, we entered into an amending and restating agreement with YA Global Investments, L.P. with respect to outstanding secured convertible debentures in the aggregate principal amount of $4,000,000, and warrants to purchase 600,000 shares of our company’s common stock owned by YA Global Investments, L.P. Pursuant to this agreement, we issued 1,000,000 restricted shares of our common stock to YA Global Investments, L.P. We issued the securities to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. For more information, see Item 1. titled “ Business - Financing Agreements”.

        On September 30, 2008, we sold 30 units to 27 investors in a brokered private placement at a purchase price of $50,000 per unit, raising gross proceeds of $1,500,000. Each unit comprised 500,000 shares of our common stock and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. All the investors were accredited investors, and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. In connection with this private placement, we paid a registered broker-dealer that acted as our agent in the sale of these securities aggregate cash placement agent compensation of $150,000 and issued such broker-dealer placement agent warrants to purchase an aggregate of 1,500,000 shares of common stock. Each placement agent warrant entitles the holder to purchase one share of common stock of our company at an exercise price of $0.10 for a period of five years on terms which are identical to the warrants included in the units. In addition, we paid the broker-dealer non-accountable expense allowances of $45,000 and $82,750 towards the fees and expenses of its attorneys. The broker-dealer is licensed with Financial Industry Regulatory Authority and a U.S. person and, in issuing it the placement agent warrants, we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. Pursuant to the terms of a registration rights agreement between our company and each investor in this private placement, we have agreed to register for resale by the investors and the agent all of the shares of our common stock issuable upon exercise of the warrants and the agent’s warrants that we issued in this private placement.

         On November 4, 2008, we sold four more units to four investors as part of the brokered private placement described above. We realized gross proceeds of $200,000. All the investors were accredited investors, and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. In connection with this private placement, we paid a registered broker-dealer that acted as our agent in the sale of these securities aggregate cash placement agent compensation of $20,000 and issued such broker-dealer placement agent warrants to purchase an aggregate of 200,000 shares of common stock. Each placement agent warrant entitles the holder to purchase one share of common stock of our company at an exercise price of $0.10 for a period of five years on terms which are identical to the warrants included in the units. In addition, we paid the broker-dealer non-accountable expense allowances of $6,000 and $5,583 towards the fees and expenses of its attorneys. The broker-dealer is licensed with Financial Industry Regulatory Authority and a U.S. person and, in issuing it the placement agent warrants, we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D promulgated thereunder. Pursuant to the terms of a registration rights agreement between our company and each investor in this private placement, we have agreed to register for resale by the investors and the agent all of the shares of common stock issuable upon exercise of the warrants and the agent’s warrants that we issued in this private placement.

         On January 5, 2009, we issued 1,228,070 shares of the Company to YA Global Investments, L.P. upon the conversion of $35,000 of the principal amount of the Debenture (a conversion price of $0.0285 per share).  On March 5, 2009, we issued 1,052,632 shares of the Company to YA Global upon the conversion of $10,000 of the principal amount of  the Debenture (a conversion price of $0.0095 per share).    On July 6, 2009, we issued 884,956 shares of the Company to YA Global upon the conversion of $10,000 of the principal amount of  the Debenture (a conversion price of $0.0113 per share). On September 6, 2009, we issued an additional 675,676 shares of the Company to YA Global upon the conversion of $10,000 of the principal amount of the Debenture (a conversion price of $0.0148 per share).

         On September 10, 2009, we entered into a Securities Purchase Agreement with Yuval Ganot, or a company on his behalf, an accredited investor. Subject to the terms of the Agreement, on the closing date and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), Mr. Ganot agreed to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price under the Agreement is $0.01 per share. Pursuant to the terms of the Agreement, Mr. Ganot may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares).

We also undertook to endeavor that Mr. Ganot (or his representative) is appointed to our Board of Directors. We further granted Mr. Ganot a right of first offer to participate in any subsequent equity financing that shall expire on the earliest of the first anniversary of the Securities Purchase Agreement or the expiration of the right of first offer period. Mr. Ganot was further granted, subject to applicable law, a right to participate in any equity financing pursued by us in the two year period following the Closing Date, on the same terms and in such manner that will maintain its ownership in us.

On December 23, 2009, we entered into an Amendment to the Securities Purchase Agreement with Yuval Ganot, pursuant to which the closing date of the investment contemplated by the Securities Purchase Agreement would be December 23, 2009, and Noam Elimelech Ltd., an Israeli private company fully owned by Mr. Ganot, would be the investor.  The Amendment provided that until the fulfillment of certain conditions set forth in the amendment, Noam Elimelech Ltd. would have the right to terminate the Agreement with written notice to us. It further provided that we would reimburse Noam Elimelech Ltd. for all legal fees borne by Noam Elimelech Ltd. in connection with the investment.

Pursuant to the terms of the Securities Purchase Agreement and the Amendment, on December 23, 2009 (the “Closing Date”), the transaction was completed. We issued 15,263,700 shares in the aggregate to the Inventor during the fourth quarter of 2009 for payments of $152,637 in the aggregate. On each subsequent closing (which is to occur on the 15th day of each calendar month subsequent to the Closing Date), Noam Elimelech Ltd. is to pay the applicable installment of the purchase price ($60,000) directly to us, and the escrow agent is to release to the Investor 5,400,000 shares subject to such payment, as contemplated by the Securities Purchase Agreement. During the year ended December 31, 2010, we issued 65,981,532 shares for payment of $659,815. Noam Elimelech Ltd. completed the purchase of 100,000,000 shares under the Securities Purchase Agreement during the first three months of 2011. In addition, on March 30, 2011 Noam Elimelech Ltd. elected to pay $500,000 to purchase on the final Subsequent Closing all of the remaining 50,000,000 shares it was eligible to purchase under the Agreement.

On April 13, 2010, we signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. providing for the terms of payment to the brokers who introduced Mr. Ganot to us.  Under the terms of the agreement, we are to pay them an aggregate of $60,000 payable over 10 months and issue them options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share. On August 20, 2010, 1,666,666 of such options were exercised for total consideration of $16,667.

Debt Settlements

Pursuant to an agreement with Diesenhaus Ramat Hasharon (1982) Ltd., dated April 13, 2010, an agreement with Agropeace-Bio Ltd. dated May, 3, 2010, and an agreement with Ori Ackerman, dated May 3, 2010, the company concluded a set of arrangements with a portion of its debtors to pay a portion of the outstanding debt of $183,000 due to them and cancel the remaining portion of the debt due to them (the "Agreements"). Pursuant to the Agreements, the company agreed to pay an aggregate sum of $73,000 and the balance of the aggregate debt owed of $110,000 was cancelled. As part of agreement with Ori Ackerman, the company also agreed to issue 1.2 million shares of Global Energy, Inc. In addition, a guarantor of such loan, Mr. Aviram Malik, agreed to pay Ori Ackerman the sum of $10,000 and to transfer to him 400,000 shares of the Company.

On June 1, 2010, the Company issued to current and former members of its Board of Directors 5,160,000 shares of common stock in lieu of accrued director fees in the amount of  $51,600 that were owed to them -  1,320,000 shares each to Messrs. Amir Elbaz, Avner Raanan and Nissan Caspi, and 1,200,000 shares to Mr. Hezy Ram.

On June 1, 2010, the Company issued to Mr. Asi Shalgi, our President and CEO, a total of 11,425,000 shares of common stock in lieu of unpaid salary and expenses in the amount of $114,250 accrued from April 2009 under his employment agreement with Global Energy.

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

We issued the securities to these individuals pursuant to the exemption from registration provided for under Regulation S and/or Section 4(2) under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Equity Compensation Plan Information

On May 15, 2007, our Board of Directors adopted an equity compensation plan, the 2007 Share Option Plan, under which a total of 8,500,000 shares of our common stock were authorized for issuance. On March 31, 2009, our Board of Directors approved an increase in the number of shares reserved for issuance under the plan from 8,500,000 shares to 12,150,000 shares. In April 2010, effective January 31, 2010, the Company increased the total number of shares reserved for issuance under the plan to 27,000,000 shares.

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	20,905,021(1)	0.04	6,094,979(2)

Equity compensation plans not
approved by security holders

(1)
On January 31, 2010, the Board of Directors approved the grant of 4,800,000 options to board members (not including options granted to Mr. Asi Shalgi), at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested. In addition, on the same date, the Board of Directors approved the grant of 9,000,000 options to Mr. Asi Shalgi, our CEO, at an exercise price of US $0.0243 per share to US $0.0365. 3,000,000 of such options were immediately vested, 3,000,000 vest on the first anniversary of grant and, 3,000,000 vest on the second anniversary of grant.

(2)	Options remaining available for future issuance under the share option plan, excluding securities reflected in column (a).

        The share option plan is administered by either our Board of Directors or a committee, consisting of such number of members (but no less than two) as may be determined by our Board of Directors, to which the Board of Directors shall have delegated power to act on its behalf with respect to the share option plan. The administrator of the share option plan has full power and authority to select the individuals to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, to provide substitute awards and to determine the specific terms and conditions of each award, subject to the provisions of the share option plan, our Articles of Association and any applicable law.

        The share option plan permits us to make grants of stock options to officers, employees, directors, consultants and other key persons. Stock options granted under the share option plan shall have an exercise price as determined by the administrator of the share option plan.

        In the event of a merger or sale of all or substantially all assets or shares of capital stock, the administrator at its sole discretion shall decide the treatment of the options.

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

Critical Accounting Policies

Going concern considerations

        As of December 31, 2010, we had negative working capital of approximately $5,490,000 and an accumulated capital deficiency of approximately $4,613,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2010, we have had no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $18,000 during the period between December 31, 2010 and December 31, 2011, as described in detail in Item. 1 entitled “Business” under “Transactions with our stockholders”.

Liquidity and Capital Resources

In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants.  In addition, pursuant to a Securities Purchase Agreement with Yuval Ganot, as of December 31, 2010, we had sold an aggregate of 81,245,232 of our shares of common stock for an aggregate purchase price of $812,452.  As of December 31, 2010, our cash and cash equivalents were $128,000 compared to $100,000 as of December 31, 2009, and we had a negative working capital of $5,490,000.

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

Results of Operations for the Year ended December 31, 2010

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the fiscal year ended December 31, 2010 and incurred a cumulative loss of $10,487,000 from July 7, 2005 through December 31, 2010.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending in December 2011, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities,  pay salaries of over employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months

G&A Salaries	$240,000
Other Operations	$360,000
Total	$600,000

Newly Issued Accounting Pronouncements

1)
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

2)
Effective July 1, 2010, the Company adopted the amended guidance in ASC Topic 810, Consolidations , which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company expects that the adoption of this amended guidance will not have significant impact on the Company's consolidated financial statements.

3)
Effective July 1, 2010, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The Company expects that the adoption of this amended guidance will not have any impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.  Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2010 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2010 ANNUAL REPORT

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Energy, Inc.:

We have audited the accompanying balance sheets of Global Energy, Inc. and subsidiaries (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, and from inception (July 7, 2005) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (July 7, 2005) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
March 28, 2011

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	U.S dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$128	$100
Restricted cash	-	105
Advance to related party	3,722	3,512
Other accounts receivable	43	47
T o t a l current assets	3,893	3,764
LONG TERM DEPOSITS
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	931	952
T o t a l assets	$4,842	$4,734

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$-	$133
Accrued expenses	764	1,201
Advance from third party	3,725	3,512
Short term loans	-	138
Short term loans from related parties	18	100
Debentures convertible into shares	4,875	4,600
T o t a l current liabilities	9,383	9,684
ACCRUED SEVERENCE AND VACATION	55	11
MINORITY INTEREST	18	18
T o t a l liabilities	9,455	9,713
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 11) - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at December 31, 2010 and 2009; Issued and outstanding: 235,665,471 and 126,548,373 shares at December 31, 2010 and 2009, respectively	236	127
Additional paid-in capital	4,496	2,064
Warrants	1,215	1,215

Accumulated deficit during development stage	(10,487)	(8,312)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,613)	(4,979)
T o t a l liabilities net of capital deficiency	$4,842	$4,734

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2010	2009	2010
	U.S dollars in thousands, except share data
OPERATING EXPENSES -
General and Administrative expenses (*)	(1,872)	$(1,373)	$(7,681)
LOSS FROM OPERATIONS	(1,872)	$(1,373)	(7,681)

OTHER INCOME (EXPENSES)
Interest expenses	(413)	(531)	(2,199)
Loss from operations of discontinued component	-	-	(1,200)
Gain on extinguishment of debts (note 8)	110	-	110
Gain on sale of subsidiary	-	484	484
NET LOSS	$(2,175)	$(1,420)	$(10,486)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.012)	$(0.015)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	182,163,533	91,837,656

* In the year ended December 31, 2010 - includes $1,745 thousand share-based compensation, of which 309 was accrued as of December 31, 2009 (31.12.2009 - $165 thousand).

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

	Share capital		Additional paid-in		Deficit accumulated during the development		Deficit accumulated before the development	Total capital
	Number	Capital	Capital	Warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2008:
Issuance of shares - net of issuance expenses	75,537,764	75	931	$843				1,849
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	1,200,000	1	149	126				276
Issuance of shares - in relation with conversion of debentures	314,070	1	24					25
Net loss for the period					$(6,892	) *		(6,640)
Issuance of options for services			260					260
BALANCE AT DECEMBER 31, 2008	81,701,834	82	1,469	1,215	(6,892)		(73)	(4,199)
CHANGES DURING THE YEAR ENDED
December 31, 2009:
Issuance of shares- net of issuance expenses	15,263,700	15	137					152
Issuance of shares to extinguish debt	24,741,505	25	221					246
Share based compensation for services	1,000,000	1	11					12
Issuance of shares - in relation with conversion of debentures	3,841,334	4	61					65
Net loss for the period					(1,420)			(1,420)
Issuance of options for services			165					165
BALANCE AT December 31, 2009	126,548,373	$127	$2,064	$1,215	$(8,312)		$(73)	$(4,979)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit	Deficit
					accumulated	accumulated
			Additional		during the	before the	Total
	Share capital		paid-in		development	development	capital
	Number	capital	Capital	warrants	stage	stage	deficiency
BALANCE AT December 31, 2009	126,548,373	$127	$2,064	$1,215	$(8,312)	$(73)	$(4,979)
CHANGES DURING THE YEAR ENDED December 31, 2010 :
Issuance of shares- net of issuance expenses	67,648,198	68	609				677
Issuance of shares in exchange for extinguishment of debt	1,200,000	1	38				39
Share based compensation for services	32,337,500	32	1,003				1,035
Issuance of shares - in relation with conversion of debentures	7,931,400	8	72				80
Net loss for the period					(2,175)		(2,175)
Issuance of options for services			710				710
BALANCE AT December 31, 2010	235,665,471	$236	$4,496	$1,215	$(10,487)	$(73)	$(4,613)

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2010	2009	2010
	U.S dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,175)	$(1,420)	$(10,486)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	21	10	66
Gain from sale of subsidiary	-	(484)	(484)
Exchange differences on long term deposits	-	3	-
Debt extinguishments	(110)	-	(110)
Share based compensation expenses	1,712	164	2,138
Increase in accrued interest on short term loan from related parties	1	13	20
Increase in accrued interest on short term loans	13	39	46
Expenses in respect of the convertibles debentures	385	449	1,917
Increase (decrease) Accrued severance and vacation	44	6	55
Decrease (increase) in other accounts receivable and advance from supplier	(204)	67	(3,815)
Increase (decrease) in advance to minority shareholder	-	-	-
Increase (decrease) in accounts payables	(158)	37	153
Increase (decrease) in other accounts payable accrued expenses andadvances from third party	(199)	678	4,569
Net cash used in operating activities	(670)	(438)	(5,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	105	588	693
Payment for purchasing of property and equipment	-	-	(1,379)
Net cash used in investing activities	105	588	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	676	152	2,649
Loans received from shareholders and related parties	-	-	528
Loans received from others	-	-	316
Debentures repaid	(30)	(40)	(70)
Proceeds from debt issuance	-	-	46
Proceeds from issuance of convertible debentures and warrants netof issuance expenses	-	-	3,720
Loans repaid	(53)	(440)	(493)
Net cash provided by (used in) financing activities	593	(328)	6,696
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28	(178)	61
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	100	278	68
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128	$100	$129

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2010	2009	2010
	U.S dollars in thousands
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$180
Income taxes	$-	$-	$-

NON-CASH TRANSACTION:
Conversion of loans payable into shares	-	246	-
Conversion of debentures into shares	79	-	-
Issuance of shares and warrants - to extinguishment debt	-	65	-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.
Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. ("the Company") will continue as a going concern. As of December 31, 2010, the Company had approximately $128 thousand in cash and cash equivalents, approximately $5,490 thousand in negative working capital, a shareholders’ deficit of approximately $4,613 thousand and an accumulated deficit during development stage of approximately $10,487 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until December 31, 2010.

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

On March 18, 2009, Global Ethiopia was sold in consideration of $700 thousand. Immediately after the sale, Pacific's CEO resigned and YMP agreed to sell the remaining 5% of the share capital of Pacific to the Company in consideration for $12 thousand.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of December 31, 2010 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2010 Covanta had paid $3,725 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

On November 23, 2010, the parties signed the Second Amendment to the February 6, 2008 License Agreement between Alphakat-Global Energy GmbH and Covanta, which incorporated changes from an earlier amendment. Pursuant to the Second Amendment, the license rights of Covanta were amended to provide that Covanta, with certain limited exceptions for “Carve-Out Projects”, would have the exclusive right to use the Technology in the United States throughout the term of the original agreement subject to meeting its minimum purchase requirements.

As a result of this Second Amendment, permissible feedstock now includes all materials capable of being processed by the Technology. In addition, the term of the original agreement was extended to July 1, 2030.

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

As of December 31, 2010, no such KDV-based projects were initiated.

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

As of December 31, 2010 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding ("MOU") with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. ("Shaanxi"), a company located in the People's Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

c.
Functional Currency

The financial statements of foreign subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency.  A substantial portion of the foreign subsidiaries financing and costs are incurred in dollars.  The Company’s management believes that the dollar is the primary currency of the economic environment in which the foreign subsidiaries operate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters”.  All transaction gains and losses of the remeasured, monetary balance sheet items are reflected in the statement of operations as financial income or expense, as appropriate and were immaterial to date.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries mentioned above, and the accounts of the 50% owned entity (AGEI) which is a variable interest entity and the Company is the primary beneficiary.

All significant intercompany transactions and balances have been eliminated in consolidation.

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

g.
long-lived assets

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired,

The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended December 31, 2010, 2009 and 2008, no impairment losses have been identified.

h.
Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of valuation of derivatives, convertible senior notes, valuation of investments, other than temporary impairment of investments and valuation allowances on deferred tax assets. Actual results may differ from those estimates.

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

j.
Fair Value of Financial Instruments

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  In accordance with ASC 820, the carrying value of cash, cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments.  The standard also describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.
Fair Value of Financial Instruments (continue)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,875	4,875
Accrued expenses	-	-	764	764
Short term loans	-	-	18	18
Total liabilities	-	-	5,657	5,657

k.
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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year ended December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2010
Dividend yield	0%	0%	0%
Risk-free interest rate	1.89% - 2.30%	1.89%	1.38% - 1.56%
Expected term (years)	5 – 10	5	3
Volatility	230% - 263%	357%	333% - 370%

The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the options. The Company does not anticipate paying dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.
Share-based payments (continue)

Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only on those awards that are expected to vest.

The Company uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants. The Company uses its own volatility history based on its stock’s trading history .

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value using the Black-Scholes option-pricing model. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

l.
Net Loss Per Share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2010, and 2009, does not include common share equivalents, since such inclusion would be anti-dilutive.

m.
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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

o.
Segments

All of the Company’s producing operations which expected to generate revenues are located in the United States and its only business is the development of the KDV process. As of the date of these financial statements no revenues have been generated. As a result, management views all of the Company’s business and operations to be one segment.

p.	Newly issued accounting pronouncements:

a.
Effective June 30, 2010, the Company adopted the amended guidance in ASC Topic 715, Compensation– Retirement Benefits, which expands disclosure requirements and requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in ASC Topic 820, the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The adoption of this amended guidance required expanded disclosure in the notes to the Company’s consolidated financial statements but did not impact financial results

b.
Effective July 1, 2010, the Company adopted the amended guidance in ASC Topic 810, Consolidations , which will change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights (known as variable interest entities or VIEs) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This amended guidance will require a number of new disclosures including disclosures about the reporting entity’s involvement with VIEs, how its involvement with VIEs affects the reporting entity’s financial statements, and any significant changes in risk exposure due to that involvement.  The Company expects that the adoption of this amended guidance will not have significant impact on the Company's consolidated financial statements.

c.
Effective July 1, 2010, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities.  The Company expects that the adoption of this amended guidance will not have any impact on the Company's consolidated financial statements.

  GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

	December 31
	2010	2009
	U.S dollars in thousands
Prepaid expenses	$26	$25
Governmental Institutions	15	4
Other receivable	2	18
	$43	$47

NOTE 3 - PROPERTY AND EQUIPMENT:

	December 31
	2010	2009
	U.S dollars in thousands
Cost:
Advances on account of
acquisition of machinery	$931	$931
Computer software and electronic equipment	6	6
Furniture	21	21
Leasehold improvements	-	-
	958	958
Less, accumulated depreciation and amortization	27	6
	$931	$952

NOTE 4 – ACCRUED EXPENSES:

	December 31
	2010	2009
	U.S dollars in thousands
Accrued expenses	$725	$1,130
Employees and payroll accruals	38	69
Government authorities	1	2
	$764	$1,201

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - SHORT TERM LOANS

	December 31
	2010	2009
	U.S dollars in thousands
Loan from third party (a)	-	88
Loan from other third party (b)	-	50
	$-	$138

(a)
On October 26, 2008, Pacific entered into a Loan Agreement (the “Agreement”) with a third party ("the Lender"). The lender is the brother of one of the controlling shareholders of Carrigain Investment Ltd, which is the controlling shareholder of the Company. It was agreed that the Lender shall loan Pacific an aggregate of $400 thousand, with $300 thousand being transferred to Pacific in three equal installments during October and November 2008 and $100 thousand will remain on-call. The loan bears no interest. On May 2009 an amount of $128 thousand was repaid by Pacific. On April 8, 2010 the Lender and Mr. Yuval Ganot signed an agreement for the assignment of the loan to Mr. Ganot. Based on the agreement Mr. Ganot would pay the Lender the amount of 120 NIS thousands (USD 32 thousands) for the assignment of the remaining loan's balance and the remaining balance of the loan (USD 56 thousands) was extinguished and was recorded as an income from extinguishment of debt.

(b)
On July 9, 2008, Pacific entered into a term sheet for a loan with another third party ("term sheet"). It was agreed in the term sheet that the third party will loan Pacific an amount of $400 thousand in consideration for an ownership interest in the share capital of Pacific and collaborations in projects in Ethiopia and non competition understandings in some parts of Ethiopia. On July, 2008, the third party loaned Pacific an amount of $100 thousand to be repaid no later than November 30, 2008 and entitled the third party to 1% of the share capital of Pacific. Since it was not repaid, according to the term sheet, this amount bears a weekly interest rate of 1% from the repayment date until the actual date of repayment and entitles the third party to 2% of the share capital of Pacific. On May 3, 2010 the Company and the third party agreed on terms for settlement of the remaining balance of the loan as of such date (USD 63 thousands). According to the settlement agreement the Company would pay USD 23 thousands and the remaining balance of the loan would be extinguish. Accordingly the Company recorded an income from extinguishment of debt in the amount of USD 40 thousands.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - SHORT TERM LOANS FROM RELATED PARTIES:

	2010	2009
	U.S dollars in thousands
Loan from a shareholder (a)	-	$82
Loans from other shareholders (b)	18	18
	$18	$100

(a)
Loans to Pacific from a shareholder and a related party bear interest at an annual rate of 4% and were due on January 1, 2009. According to the terms of the agreement with the shareholder, since the loan was not repaid on January 1, 2009, the remaining loan bears interest at a monthly rate of 3% from that date. On May 3, 2010 the Company and the related party agreed on terms for settlement of the remaining balance of the loan as of such date (USD 83 thousands). According to the settlement agreement the Company would pay USD 30 thousands and would issue 1,200,000 shares of the Company and the remaining balance of the loan would be extinguish. The shares issued were valued based on the price of the share as of the settlement date and accordingly the Company recorded an income from extinguishment of debt in the amount of USD 15 thousands.

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

As of December 31, 2010, we were not in material breach of any of our obligations under this amending and restating agreement.

On December 30, 2010, YA Global transferred to U-Trend Ltd., an Israeli company, a majority of the Debentures and Warrants, for additional information see note 16 below.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2010 and 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Balance – December 31, 2008 - outstanding	7,500,000	$0.01	3.50
Balance – December 31, 2008 - exercisable	7,500,000	$0.01	3.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2009 - outstanding	7,500,000	$0.01	2.50
Balance – December 31, 2009 - exercisable	7,500,000	$0.01	2.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2010 - outstanding	7,500,000	$0.01	1.50
Balance – December 31, 2010 - exercisable	7,500,000	$0.01	1.50

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued):

a.	Fuel leases office in Tel Aviv, Israel, from Mr. Yuval Ganot under operating lease agreement, which expires at September 2011. The monthly rent is approximately $1 thousand.

b.
Under the agreement signed with AlphaKat (see Note 1b) with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste, the Company agreed to: 1) Provide financial support for the project, 2) Purchase up to three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments of €10 thousand to AlphaKat for consulting (until December 31, 2010, the Company paid AlphaKat an amount of $931 thousand on account of the first KDV500 turbine).

c.
Under a joint venture agreement signed with Supercom to engage in converting municipal solid waste into synthetic diesel fuel in Romania using the KDV technology, the Company is obligated to submit to Super Energy a detailed contract for the purchase of the KDV system ("the First System") which shall detail the price, payment terms, timetable and manufacturer guaranties. In addition, the Company will guaranty the supply of the necessary catalizator in connection with the First System for a period of at least ten years and AGEI will guarantee together with the producer of the equipment the good function of the installation to the established parameters, respectively processing municipal solid waste and producing 500 liters of diesel per hour.

d.
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

As to issuance of shares after the balance sheet date, see Note 16.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

a.
Common shares (continued):

The agreement with the Investor was amended on March 15, 2010, 150,000,000 shares have been placed in escrow pending receipt of the investment. During the year ended December 31, 2010 and 2009 the investor invested $659,815 and $152,637, respectively which entitled the investor to 65,981,532 and 15,263,700 shares, respectively, from the shares held in escrow. Accordingly these 65,981,532 and 15,263,700 shares were reported as issued and outstanding as of December 31, 2010 and December 31, 2009, respectively. After the balance sheet date, the investor completed the Subsequent Closing by purchasing an additional 50,000,000 Shares for total consideration of $500,000. See note 16 for further information.

As detailed in note 6 above, pursuant to an agreement with a related party, dated May 3, 2010, in respect of the outstanding debt of $83 thousands due to him, the company agreed to pay an aggregate sum of $30 thousands and issue 1.2 million shares of Global Energy Inc. These shares were issued on June 1, 2010 and were valued at $38,400 based on the closing price of the Company’s stock on the date of grant.

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

Grant of stock-based awards is administrated by the compensation committee of the board of directors of the Company which also establishes the terms of the awards.

The following table presents the Company’s stock option and warrants activity for employees, officers and directors of the Company for the years ended December 31, 2007 through 2010:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	5,055,021	0.01
Granted	4,900,000	1.08
Exercised	-	-
Forfeited or expired	2,200,000	2.20
Outstanding at December 31, 2008	7,755,021	0.07
Granted	2,750,000	0.175
Exercised	-	-
Forfeited or expired	2,650,000	0.175
Outstanding at December 31, 2009	7,855,021	0.07
Granted	13,800,000	0.03
Exercised	-	-
Forfeited or expired	750,000	0.175
Outstanding at December 31,2010	20,905,021	0.040
Number of options exercisable at December 31, 2010	13,641,266
Number of options exercisable at December 31, 2009	3,753,552

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

The following table summarizes information about options and warrants to employees, officers and directors outstanding at December 31, 2010 under the plans:

	Options and warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.010	5,055,021	6.25	3,791,266	0.010
0.0243	4,600,00	2.02	4,600,000	0.0243
0.0304	4,600,00	2.02	1,600,000	0.0304
0.0365	4,600,00	2.02	1,600,000	0.0365
0.150	683,333	8.00	683,333	0.150
0.175	683,333	8.00	683,333	0.175
0.200	683,333	8.00	683,333	0.200
	20,905,021		13,641,266

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $0.039 per share. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 and 2009, was $303 thousands and $212 thousands, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of shares. The market value as of December 31, 2010 was $0.041 per share as reported by NASDAQ. As of December 31, 2010 the total number of options vested and expected to vest was 20,905,021 with a weighted average exercise price of $0.04 per share, aggregate intrinsic value of $303 and weighted average remaining contractual life of 3.6 years.

The weighted average grant date fair value of options granted in the year ended December 31, 2008 was $0.07.

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2010, 2009 and 2008 were $572 thousands, $149 thousand and $150 thousand, respectively.

As of December 31, 2010, there were $114 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SHARE CAPITAL (continued):

c.
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

A summary of the status of the stock options granted to non-employees as of December 31, 2009 and 2008, and changes during the year ended on those dates, is presented below:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	400,000	0.01
Granted	226,415	1.25
Exercised	-	-
Forfeited or expired	200,000	0.01
Outstanding at December 31, 2008	426,415	0.67
Granted	1,000,000	0.02
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	1,426,415	0.21
Granted	5,000,000	0.01
Exercised	1,666,666	0.01
Forfeited or expired	-	-
Outstanding at December 31,2010	4,759,749	0.071
Number of options exercisable at December 31, 2010	4,759,749
Number of options exercisable at December 31, 2009	426,415

The Company recorded stock compensation of $138 thousands, $15 thousand and $85 thousand during the years ended December 31, 2010, 2009 and 2008, respectively, related to consulting services.

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

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2010 and thereafter are as follows:  2010 - 25%, in the 2011 tax year – 24%, in the 2012 tax year – 23%, in the 2013 tax year – 22%, in the 2014 tax year – 21%, in the 2015 tax year – 20% and in the 2016 tax year and thereafter the applicable Companies Tax rate will be 18%.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2010, 2009 and 2008 is as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$2,401	$2,909
Valuation allowance	(2,401)	(2,909)
	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, December 31, 2009	$2,909
Decrease	(498)
Valuation allowance, December 31, 2010	$2,401

At December 31, 2010, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $1,877 thousand. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States be severely limited under the Internal Revenue Code for losses incurred prior to 2007.Carryforward losses of the Company's Israeli subsidiaries aggregate $524 thousand at December 31, 2010.

Global Energy Inc. has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2010	December 31, 2009
Options:
Weighted average number, in thousands	13,281	5,180
Weighted average exercise price	$0.05	$0.10
Warrants:
Weighted average number, in thousands	7,500	7,500
Weighted average exercise price	$0.01	$0.01
Convertible Debt:
Weighted average number, in thousands	205,970	460,000
Weighted average Conversion price	$0.04	$0.01

NOTE 13- RELATED PARTY TRANSACTIONS

On January 1, 2009 the Company entered into a financial advisory services agreement with one of the directors. As compensation for the services the Company is required to pay the consultant $6,000 for prior services and a monthly consulting fee of $5,000. The agreement terminates December 31, 2010.

On September 10, 2009 the Company entered into an employment agreement with the Investor, According to the said agreement the Investor would serve in a role of Company's Vice President of Business Development & strategy. Based on the agreement the Investor would be entitled for a monthly salary calculated as 85% of the CEO's salary in addition to social insurance and other benefits.

On January 31, 2010, the Board of Directors approved the grant of 4,800,000 options to board members, at an exercise price of US $0.0243 per share to US $0.0365. The options were immediately vested. In addition, on the same date, the Board of Directors approved the grant of 9,000,000 options to the CEO at an exercise price of US $0.0243 per share to US $0.0365. 3,000,000 of such options were immediately vested, 3,000,000 vest on the first anniversary of grant and, 3,000,000 vest on the second anniversary of grant.

For addition information for shares issued to current and former members of the Board of Directors, Mr. Asi Shalgi and Mr. Yuval Ganot, see note 10a.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – LITIGATION

In August 2010, a former employee of the Company filed a lawsuit against the Company claiming that salary, expenses, and debts aggregating $55,000 are owed to him. While it is not feasible to predict or determine the outcome of this claim, such amount was accrued in the financial statements.

NOTE 15 – OTHER INCOME

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

As part of agreement with Ori Ackerman, the company also agreed to issue 1.2 million shares of Global Energy Inc – see note 10 above.

NOTE 16- SUBSEQUENT EVENTS:

On December 30, 2010, YA Global transferred to U-Trend Ltd., an Israeli company, a majority of the Debentures and Warrants as follows: (i) debentures in the amount (principal and interest) of US $3,200,000, and retained debentures in the amount (principal and interest) of US $1,624,395, and (ii) warrants to purchase an aggregate of 4,974,718 shares of the Company, and retained warrants to purchase an aggregate of 2,525,282 shares of the Company. On January 10, 2011 U-Trend converted $100 thousand of the Principal amount of Debenture into 10,000,000 shares of the Company (a conversion price of $0.01 per share).

On March 30, 2011, Noam Elimelech Ltd. completed the final Subsequent Closing under the December 23, 2009 Amendment to its Securities Purchase Agreement with the Company by purchasing an additional 50,000,000 Shares for total consideration of $500,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

    (a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

        This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Annual report.

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 24, 2011.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi	57	President, Chief Executive Officer, Director
Shlomo Zakai	42	Treasurer and Chief Financial Officer
Avner Raanan(1) (4)	60	Director
Amir Elbaz(1) (2) (4)	34	Director
Nissan Caspi(1) (3)	53	Director
Yuval Ganot	39	Director

(1) Member of the Audit Committee.
(2) Chairman of the Compensation Committee and member of the Audit Committee.
(3) Chairman of the Audit Committee.
(4) Member of the Compensation Committee.

 Asi Shalgi. Mr. Shalgi has served as our President, Chief Executive Officer and director since April 2007. He has more than 20 years of experience and involvement in the private and public sector. He has served as general manager and director for industrial and agriculture companies with significant export activities. He was the director general of the Israeli Ministry of Energy and Infrastructure. During his term with the Ministry he was involved in the peace treaty negotiations with Jordan on the energy annex. He was responsible for new legislation regarding electricity in Israel that allowed the involvement of Independent Power Producers and the implementation of the Public Utility Authority that regulates the energy sector and prices in Israel. He has been involved in the power and water sector mainly in developing and financing Independent Power Producers projects. This has included developing, financing, building and operating the first private power plant in Israel, and the first private water desalination plant in Israel. He served in the Israeli Defense Forces and retired as a Lieutenant Colonel. Mr. Shalgi received an Engineering degree for Industry and Management from Tel Aviv University.

Shlomo Zakai. Mr. Zakai has served as our Treasurer and Chief Financial Officer since May 1, 2010. Mr. Zakai has his own accounting firm, which he established in 2004 and which provides a range of services to publicly traded companies as well as private companies, and he has served as controller and Chief Financial Officer of a number of private companies.  Mr. Zakai worked as an accountant for nine years in the hi-tech department of Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with companies publicly traded on Nasdaq and in Israel.  Mr. Zakai has been a Certified Public Accountant since 1998 and he holds a B.A. in Accounting from the College of Management in Rishom Le'Zion.

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

        Nissan Caspi. Mr. Caspi has served as our director since September 24, 2008. He has considerable experience in the public infrastructure projects sector and is an expert in the analysis and financing of infrastructure projects. Mr. Caspi owns his own accounting firm, Caspi Ben David and Co. CPA (Israel), and is currently Co-CEO of Eco Capital Ltd., an entity which he founded, and which develops independent power and water projects in Israel. Mr. Caspi was the Chief Financial Officer of Veolia Israel (formerly Vivendi), and also held a number of positions in various projects and companies owned by Veolia. In 2001-2002, he led the financing of VID Desalination Ltd., the largest Israeli sea water desalination project, which produces 100,000,000 cubic meters of fresh water per year. In 2005, this project received an award for the most successful BOT project in the world from the Association for Infrastructure Projects. Mr. Caspi was also formerly Chairman of INFRA (Insurance Fund for Natural Risks in Agriculture), an Israeli government-backed entity. Mr. Caspi was also a former head of the accounting department and accounting lecturer at the Hebrew University of Jerusalem. Mr. Caspi holds an MBA from the Hebrew University of Jerusalem, a B.A. degree in accounting and economics from the Hebrew University of Jerusalem, and he is a CPA (Israel).

Yuval Ganot. Mr. Ganot joined the company’s Board of Directors on October 7, 2009. The appointment of Mr. Ganot was in accordance with the Securities Purchase Agreement entered into by Mr. Ganot and the Company on September 10, 2009. Mr. Ganot holds a L.L.B (Bachelor of Law) from the IDC, Israel, and is a member of the Israeli Bar. His practice specializes in commercial law, mergers and acquisitions, real estate investments, business management and business rehabilitation. Among his clients are some of the largest companies in Israel, as well as academic institutions and charity funds. In addition, Mr. Ganot serves as money management and finance consultant to several investors and private companies.

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

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Asi Shalgi	2	2	0
Yuval Ganot	10	9	0
Avner Raanan	2	2	0
Nissan Caspi	2	2	0
Amir Elbaz	2	2	0

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

        A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President at the address appearing under “ Business – Description of Business – Historical Information”.

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

Item 11.  Executive Compensation

        The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2010 and 2009.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)

Asi Shalgi	2010	89,974	(2)	Nil	365,600	(3)	263,136	(4)	Nil	Nil	Nil	718,710
President, CEO and Director(1)	2009	150,000		Nil	Nil		234,478		Nil	Nil	Nil	384,478

Alex Werber(5)	2010	7,500	(2)	Nil	Nil		Nil		Nil	Nil	Nil	7,500
CFO	2009	47,000		Nil	Nil		4,999	(6)	Nil	Nil	Nil	51,999

Shlomo Zakai CFO	2010	10,500	(2)	Nil	Nil		Nil		Nil	Nil	Nil	10,500

Yuval Ganot	2010	74,487	(2)	Nil	100,880	(7)	27,270	(8)	Nil	Nil	Nil	202,637
Director	2009	Nil		Nil	Nil		Nil		Nil	Nil	Nil	Nil

(1)	Mr. Shalgi did not receive any compensation as a director of our company.

(2)
Actual compensation was paid in NIS. The conversion between NIS and Dollar was made pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date

(3)
On June 1, 2010, the Company issued to Mr. Asi Shalgi, our President and CEO, a total of 11,425,000 shares of common stock in lieu of unpaid salary and expenses in the amount of $114,250 accrued from April 2009 under his employment agreement with Global Energy.

(4)
On January 31, 2010, we granted to Mr. Shalgi, up to nine million stock options, with three million granted at an exercise price of $0.0243 per share to be vested immediately, three million granted at an exercise price of $0.0304 per share to be vested on January 1, 2011, and three million granted at an exercise price of $0.0365 per share to be vested on January 1, 2012.   5,055,021 options were issued to Mr. Shalgi on April 30, 2007. These options began vesting on April 30, 2008. The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles. An amount of $4,564 relates to option awards granted in 2007 and the remaining $258,572 relates to the option awards granted in 2010.

(5)	On April 15, 2010, Mr. Alex Werber resigned from his position as CFO of the Company.

(6)	750,000 options were issued to Mr. Alex Werber on January, 2009. The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles.

(7)
On June 1, 2010, the Company issued to Yuval Ganot a total of 3,152,500 shares of common stock in lieu of unpaid salary and expenses in the amount of $31,525 owed to Mr. Ganot under his employment agreement with the Company.

(8)
On January 31, 2010, the Board of Directors approved the grant of 600,000 options to Yuval Ganot at an exercise price of US $0.0243 to US $0.0365 per share. The options were granted for his service on the Board and immediately vested.  The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles.

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

        On December 1, 2007, Mr. Werber’s employment agreement was amended, pursuant to which his salary was increased to a gross monthly salary of US $5,000. All other terms of the employment agreement remain unchanged and in full force and effect. On March 1, 2009, Mr. Werber's employment agreement was amended, pursuant to which his salary was decreased to a gross monthly salary of US $1,500 in cash and additional $1,000 when the Company will be financially able. Mr. Werber served as Treasurer and Chief Financial Officer until his resignation effective April 15, 2010.

         On May 1, 2010, Shlomo Zakai was appointed Treasurer and Chief Financial Officer.  Although the Company currently has no employment agreement with Mr. Zakai, he receives $1,500 a month (plus value-added tax) in compensation for his services.

 On April 30, 2007, we appointed Asi Shalgi as our new President and Chief Executive Officer and entered into an employment agreement. Under the terms of the agreement, Asi Shalgi is being paid a monthly base salary of $10,000. In addition, on April 30, 2007, we granted 5,055,021 stock options exercisable for ten years at an exercise price of $0.01 per share to Asi Shalgi. Mr. Shalgi has also been appointed to our Board of Directors (for more details regarding his compensation as director see below, “Director Compensation Policy”).   On January 31, 2010, we granted Mr. Shalgi up to nine million stock options, with three million granted at an exercise price of $0.0243 per share to be vested immediately, three million granted at an exercise price of $0.0304 per share to be vested on January 1, 2011, and three million granted at an exercise price of $0.0365 per share to be vested on January 1, 2012 (the option agreement related to this option grant was signed on March 29, 2011).

On January 31, 2010, the Board of Directors approved the grant of 600,000 options to Yuval Ganot at an exercise price of US $0.0243 to US $0.0365 per share. The options were granted for his service on the Board and immediately vested. The option agreement related to this option grant was signed on March 29, 2011.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi President,	3,791,266	1,263,755	Nil	$0.01	April 30, 2017	Nil	Nil	Nil	Nil
CEO and Director (1)	3,000,000	6,000,000	Nil	$0.0243 to $0.0365	January 31, 2015	Nil	Nil	Nil	Nil

Yuval Ganot Director (2)	600,000	Nil	Nil	$0.0243 to $0.0365	January 31, 2013	Nil	Nil	Nil	Nil

(1)
Asi Shalgi was granted 5,055,021 stock options on April 30, 2007 to vest at a rate of 25% per year beginning April 30, 2008. Effective January 31, 2008, the expiration date of the options was extended to April 30, 2017.
On January 31, 2010, the Board of Directors approved the grant of 9,000,000 options to the CEO at an exercise price of US $0.0243 per share to US $0.0365. 3,000,000 of such options immediately vested, 3,000,000 vest on the first anniversary of grant and, 3,000,000 vest on the second anniversary of grant.

(2)	On January 31, 2010, the Board of Directors approved the grant of 600,000 options to Yuval Ganot, at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

Director Compensation Policy

        We currently pay our directors $1,000 per month for their service to us and grant options to our directors on an annual basis at the discretion of the Board of Directors

On January 31, 2010, we granted to each of board members Amir Elbaz and Nissan Caspi, 1,200,000 stock options, with one third of the options granted at an exercise price of $0.0243, one third at an exercise price of $0.0304 and one third at an exercise price of $0.0365.  In addition, our board member Avner Ra'anan was granted an aggregate of 1,800,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above, and our board member Yuval Ganot was granted an aggregate of 600,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above. All of the foregoing options will vest immediately and shall expire three years after the grant date.  The option agreements related to these option grants were signed on March 29, 2011.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Avner Raanan	10,939	Nil	81,811	(2)	Nil	Nil	Nil	92,750

Nissan Caspi	6,639	Nil	54,540	(2)	Nil	Nil	Nil	61,179

Amir Elbaz	6,000	Nil	54,540	(2)	Nil	Nil	Nil	60,540

(1)	For the fiscal year ended December 31, 2010.
(2)
On January 31, 2010, we granted to each of board members Amir Elbaz and Nissan Caspi, 1,200,000 stock options, with one third of the options granted at an exercise price of $0.0243, one third at an exercise price of $0.0304 and one third at an exercise price of $0.0365.  In addition, our board member Avner Ra'anan was granted an aggregate of 1,800,000 stock options, a third of which will be exercisable at each of these exercise prices indicated above. The monetary value of these option awards was computed in accordance with U.S Generally Accepted Accounting principles.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table provides certain information with respect to the beneficial ownership of our common stock as of March 28, 2011 for:

—	each beneficial owner of more than 5% of our outstanding common stock;

—	each of our executive officers;

—	each of our directors; and

—	all of our executive officers and directors as a group.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 30, 2011. Applicable percentages are based on shares of common stock outstanding on March 30, 2011.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

Naftali Mendelovits(3)	113,712,718	27.2%
Tomer Katz(4)	35,334,169	10.1%
Carrigain Investment Ltd.(5)	15,671,118	5.0%
YA Global Investments L.P.(6)	71,876,782	18.6%
Asi Shalgi (8)	77,442,479	20.7%
President, CEO, Secretary, and Director
Shlomo Zakai	-	*-%
Treasurer and CFO
Avner Raanan (9)	3,561,667	1.1%
Director
Nissan Caspi(10)	7,384,779	2.3%
Director
Amir Elbaz(11)	14,803,333	4.7%
Director
Yuval Ganot(12)	3,752,500	1.2%
Director
Noam Elimelech Ltd. (13)	150,000,000	47.7%

All executive officers and directors as a group (6 persons)	92,704,758	25.6%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, 52681, Israel.

(2)
Based on 314,420,239 shares of our common stock issued and outstanding as of March 30, 2011. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)
Consists of 10,000,000 shares owned directly and 103,712,718 shares underlying certain convertible debentures and warrants purchased by U-Trend Ltd. from YA Global Investments, L.P. in a securities purchase agreement dated November 10, 2010 (the "SPA"), according to a Schedule 13D filed February 17, 2011.  Mr. Mendelovits is sole shareholder, sole director, and CEO of U-Trend Ltd., his address is Chief Executive Officer, U-Trend Ltd., 94 Em Ha'Moshavot St., Petach Tikva 49130, Israel, and he and U-Trend Ltd. disclaim group membership with Tomer Katz, according to that 13D.

(4)
Consists of shares underlying certain convertible debentures received by Mr. Katz as compensation for certain entrepreneurial and brokerage services for U-Trend Ltd. in connection with the SPA, according to a Schedule 13D filed February 17, 2011.  Mr. Katz's address is Esslinggasse 13 top 10, 1010 Vienna, Austria, and he disclaims group membership with Mr. Mendelovitz and U-Trend Ltd., according to that 13D.

(5)
To the company knowledge, Carrigain Investment Ltd. is controlled jointly by Ariel Malik and Zeev Bronfeld each holding 50% of its common shares. Effectively, therefore, each of Mr. Malik and Mr. Bronfeld beneficially owns 6.4% of our common stock. Carrigain Investment Ltd.‘s address is Jasmine Court, Regent Street, Belize City, Belize.

(6)
All investment decisions of, and control of, YA Global Investments, L.P. are held by its investment advisor, Yorkville Advisors, LLC.  Mark Angelo, the portfolio manager of Yorkville Advisors, makes the investment decisions on behalf of Yorkville Advisors, LLC.  The address for YA Global Investments, L.P. is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(8)
Consists of (i) 18,122,168 shares held directly; (ii) 3,791,266 options which Mr. Shalgi may exercise within 60 days, as follows: Mr. Shalgi was granted 5,055,021 options on April 30, 2007, to be vested to him at a rate of 25% per year beginning on April 30, 2008. 3,791,266 of these options are exercisable within 60 days of March 28, 2011; (iii) An additional 3,000,000 options which Mr. Shalgi may exercise within 60 days as follows: on January 31, 2010, the Board of Directors approved the grant of 9,000,000 options to Mr. Shalgi at an exercise price of US $0.0243 per share to US $0.0365. 3,000,000 of such options 3,000,000  immediately vested; and (iv) 52,529,045 shares owned by others who have agreed to grant Mr. Shalgi the right to vote such shares, as follows: 27,075,000 shares of Carrigain Investment Ltd., 4,048,322 shares of Ariel Malik, 12,920,000 shares of Amir Elbaz, 1,320,000 shares of Avner Raanan, and 7,165,723 shares of Yanai Man.

(9)
350,000 options were granted on December 6, 2007 and began vesting on December 6, 2008. The options have an exercise price of $2.20 per share and expire on December 6, 2017. The grant date fair value of the common shares underlying the options was $0.55 per common share. On December 29, 2008 the exercise price was changed as follows: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178 This reprising is subject to receipt of a pre-ruling from the Israeli Tax Authority. On December 29, 2008 400,000 additional options were granted to be vested on January 1, 2011 with the following exercise price: (i) 1/3 of the options are exercisable at a price of $0.15 per share; (ii) 1/3 of the options are exercisable at a price of $0.175 per share; and (iii) 1/3 of the options are exercisable at a price of $0.20 per share, providing an average exercisable price of $0.178.  On January 31, 2010, the Board of Directors approved the grant of 1,800,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(10)
650,000 of the options granted to Mr. Elbaz on December 29, 2008 are exercisable within 60 days of March 28, 2011. On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(11)
650,000 of the options granted to Mr. Elbaz on December 29, 2008 are exercisable within 60 days of March 28, 2011.  On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(12)	On January 31, 2010, the Board of Directors approved the grant of 600,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.
(13)
Noam Elimelech Ltd. is a company wholly owned by Yuval Ganot. On September 10, 2009, we entered into a Securities Purchase Agreement with Noam Elimelech Ltd. and Mr. Ganot, which agreement is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities ” - Recent Sales of Unregistered Securities ”. Under the terms of the Agreement Noam Elimelech Ltd. is to invest in us for a period of sixteen months and is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock.  On March 30, 2010, Noam Elimelech Ltd. completed its purchase of a total of 150,000,000 shares under the Securities Purchase Agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with YA Global

        YA Global Investments, L.P. is a related party of our company. We have entered into a number of transactions with YA Global, which are described in detail in Item 1. entitled “ Business - Financing Agreement with YA Global ”.

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

The consulting services agreement with Mr. Elbaz terminated on December 31, 2010.

Certain debt we owed to related persons was paid in 2010 in common stock of the Company, as described elsewhere in this Form 10-K under "Recent Sales of Unregistered Securities – Debt Settlements".

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2010, the loans are still outstanding.

Director Independence

        We currently act with five directors, consisting of Asi Shalgi, Avner Raanan, Nissan Caspi, Amir Elbaz and Yuval Ganot. We have determined that Avner Raanan  and Nissan Caspi are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        Our Board of Directors approved the engagement of our accountants and all services provided to us by our accountants in fiscal year 2010 prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2010 and December 31, 2009:

	Fiscal Year Ended December 31,
	2010	2009
	(in thousands)

Audit Fees	$35	$35
Audit-Related Fees	$-	$-
Tax Fees	$2	$5
All Other Fees	$-	$-
Total	$37	$40

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

PART IV

Item 15.  Exhibits and Financial Statements

        (a) (1) Financial Statements:  Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Item 8 of this annual report.

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: March 31, 2011	/s/ Shlomo Zakai —————————————— Shlomo Zakai Treasurer and Chief Financial Officer Date: March 31, 2011

        KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Asi Shalgi and Shlomo Zakai such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	March 31, 2011

/s/ Shlomo Zakai —————————————— Shlomo Zakai	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2011

/s/ Avner Raanan —————————————— Avner Raanan	Director	March 31, 2011

/s/ Nissan Caspi —————————————— Nissan Caspi	Director	March 31, 2011

/s/ Amir Elbaz —————————————— Amir Elbaz	Director	March 31, 2011

/s/ Yuval Ganot —————————————— Yuvul Ganot	Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.2	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

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

10.7	Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant’s current report on Form 8-K filed with the Commission on May 21, 2007).

10.8	Employment Agreement with Alex Werber (incorporated by reference to Exhibit 99.1 to the Registrant’s current report filed on Form 8-K on May 15, 2007).

10.9	Employment Agreement with Asi Shalgi (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 2, 2007).

10.10
Promissory Note dated September 1, 2006 to the order of Emerdale Enterprises Ltd. (incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the Commission on September 11, 2006).

10.11	Amended and Restated Secured Convertible Debenture No. GEYI-1-1 (incorporated by reference to Exhibit 10.1 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.12	Secured Convertible Debenture No. GEYI-1-2 (incorporated by reference to Exhibit 10.2 the Registrant's current report on Form 8-K filed with the Commission on October 26, 2007).

10.13	Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.8 to the Registrant's current report on Form 8-K filed with the Commission on December 7, 2007).

10.14
Business and Royalty Agreement, dated as February 6, 2008, between Global Energy Inc. and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.15
License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and Covanta Energy Corporation (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on February 12, 2008).

10.16
Business and Development Agreement, dated as February 6, 2008, between Global Energy Inc. and Renewable Diesel, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s exhibit to our current report on Form 8-K filed on February 12, 2008).

10.17
License Agreement, dated as of February 6, 2008, between AlphaKat – Global Energy GmbH and American Renewable Diesel, LLC (portions omitted pursuant to a request for confidential treatment). (incorporated by reference to Exhibit 10.4 to the Registrant’s our current report on Form 8-K filed on February 12, 2008).

10.18	Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.19	License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.20	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.21
License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s annual report on Form 10-K filed on March 31, 2008)

10.22
Irrevocable Transfer Agent Instructions – Exhibit D to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed on February 26, 2008).

10.23
Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1/A filed on April 14, 2008).

10.24
Amended and Restated Irrevocable Transfer Agent Instructions dated March 20, 2008. (incorporated by reference to Exhibit 10.34 to the Registrant's registration statement on Form S-1 filed on May 1, 2008).

10.25
Business and Royalty Agreement with Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.26
First Amendment to February 6, 2008 Business and Royalty Agreement with Covanta Energy Corporation, dated November 23, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the Commission on November 29, 2010).

10.27
License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.28
Second Amendment to February 6, 2008 License Agreement between AlphaKat-Global Energy GmbH and Covanta Energy Corporation, dated November 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 29, 2010; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.29	Business and Development Agreement with Renewable Diesel, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008).
10.30
First Amendment to February 6, 2008 Business and Development Agreement between Global Energy Inc. and Renewable Diesel, LLC, dated November 23, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the Commission on November 29, 2010).

10.31
License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K/A filed with the Commission on April 8, 2008; note that portions of the agreement have been omitted pursuant to a request for confidential treatment).

10.32
Second Amendment to February 6, 2008 License Agreement between AlphaKat-Global Energy GmbH and American Renewable Diesel, LLC, dated November 23, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on November 29, 2010).

10.33	Secured Convertible Debenture No. GEYI-1-4 (incorporated by reference to Exhibit 10.9 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.34
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

10.36
Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-2 1 and Amendment No. 1 to Warrant (incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed with the Commission on March 26, 2007).

10.37	Amendment no. 1 to Secured Convertible Debenture No. GEYI-1-3 (incorporated by reference to Exhibit 10.13 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

10.38	Secured Convertible Debenture No. GEYI-1-5 (incorporated by reference to Exhibit 10.14 to the Registrant's current report on Form 8-K filed with the Commission on May 15, 2008).

10.39
Consulting Services, Compensation Agreement and Non-Circumvent Agreement with Amir Elbaz dated May 22, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed with the Commission on May 30, 2008).

10.40
Terms of Agreement dated June 2, 2008 between the Registrant and S.C. Supercom S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on June 19, 2008).

10.41
Letter Agreement dated July 15, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.42
Letter Agreement dated September 22, 2008, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report for the quarterly period ended September 30, 2008 on Form 10-Q filed with the Commission on November 19, 2008).

10.43
Consent Letter Agreement dated August 7, 2009, by YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on August 13, 2009).

10.44
Letter from YA Global Investments, L.P., dated September 2, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 10, 2009).

10.45
Consent Letter Agreement dated March 8, 2010, by and between the Registrant and YA Global Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.46
Amended and Restated Debenture, dated March 8, 2010, from Global Energy to YA Global in the original principle amount of $3,175,116. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the Commission on March 15, 2010).

10.47
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

10.49
Joint Venture Agreement dated November 12, 2008, by and between the Registrant, S.C. Supercom S.A. and S.C. Target Group S.R.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 20, 2008).

10.50
Form of Securities Purchase Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.62 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.51
Form of Registration Rights Agreement used in connection with the private placement offering of Global Energy Inc. that closed in two tranches on September 30, 2008 and October 4, 2008 (incorporated by reference to Exhibit 10.63 to the Registrant’s registration statement on Form S-1 filed on January 1, 2009)

10.52
Purchase Agreement, dated March 3, 2009 between Global Energy Inc., Global N.R.G. Pacific Ltd. and Presaco Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on March 10, 2009).

10.53
Agreement to Service Operation between Alphakat – Global Energy GmbH and Waste 2 Oil GmbH. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May12, 2009).

10.54
Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 15, 2009).

10.55
Amendment dated December 23, 2009 to a Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on December 29, 2009).

10.56
Employment Agreement, dated as of September 10, 2009, by and between Yuval Ganot and Global Energy, Inc. (incorporated by reference to Exhibit 10.59 to the Registrant’s annual report on Form 10-K filed with the Commission on April 15, 2010).

10.57
Consulting Agreement, dated as of January 1, 2009, by and between Amir Elbaz and Global Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2009).

10.58
Agreement, dated as of April 13, 2010, between Global Energy, Inc. and Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. (unofficial translation into English) (incorporated by reference to Exhibit 10.60 to the Registrant’s annual report on Form 10-K filed with the Commission on April 15, 2010).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed with the Commission on April 15, 2010).

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Asi Shalgi, Chief Executive Officer, President and Director.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Shlomo Zakai, Treasurer and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by Asi Shalgi, Chief Executive Officer, President and Director, and Shlomo Zakai, Treasurer and Chief Financial Officer.

* Filed herewith