Form 10-Q
period 2011-03-31
GLOBAL ENERGY INC
filed 2011-05-16
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On May 2, 2011, 314,420,239 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31	December 31,
	2011	2010
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$702	$128
Advance to related party	3,722	3,722
Prepaid expenses	35	43
T o t a l current assets	4,459	3,893
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	931	931
T o t a l assets	$5,408	$4,842
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$-	$-
Accrued expenses	854	764
Advances from third party	3,725	3,725
Short term loan from related parties	18	18
Debentures convertible into shares	4,863	4,875
T o t a l current liabilities	9,460	9,383
ACCRUED SEVERENCE AND VACATION	56	55
MINORITY INTEREST	18	18
T o t a l liabilities	9,534	9,455
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at March 31, 2011 and December 31, 2010 Issued and outstanding: 314,420,239 shares and 235,665,471 shares at March 31, 2011 and December 31, 2010, respectively	314	236
Additional paid-in capital	5,233	4,496
Warrants	1,215	1,215
Accumulated deficit during development stage	(10,815)	(10,487)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,126)	(4,613)
T o t a l liabilities net of capital deficiency	$5,408	$4,842

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2011	2010	2011
	(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(240)	$(227)	$(7,921)
LOSS FROM OPERATIONS	(240)	(227)	(7,921)
Interest expenses	(88)	(159)	(2,288)
Loss from operations of discounted component	-	-	(1,200)
Gain on sale of subsidiary	-	-	484
Gain on extinguishment of debts	-	-	110
NET LOSS (PROFIT) FOR THE PERIOD	$(328)	$(386)	$(10,815)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.001)	$(0.003)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	256,509,128	131,937,262

*	In the three month period ended March 31, 2011 and 2010 – includes $28 thousands and $360 thousand respectively of share-based compensation expenses.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency
BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2010 (audited):
Issuance of shares - net of issuance expenses	158,449,662	158	1,677	$843				2,678
Issuance of warrants				246				246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126				561
Issuance of shares - in relation with conversion of debentures	12,086,804	13	157					170
Share based compensation for services	33,337,500	33	1,014					1,047
Net loss for the period					$(10,487	) *		(10,487)
Issuance of options for services			1,135					1,135
BALANCE AT DECEMBER 31, 2010 (audited)	235,665,471	$236	$4,496	$1,215	$(10,487)		$(73)	$(4,613)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED MARCH 31, 2010 (unaudited):
Issuance of shares- net of issuance expenses	68,754,768	68	619					687
Issuance of shares - in relation with conversion of debentures	10,000,000	10	90					100
Net loss for the period					(328)			(328)
Issuance of options for services			28					28
BALANCE AT MARCH 31, 2010 (Unaudited)	314,420,239	$314	$5,233	$1,215	$(10,815)		$(73)	$(4,126)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(328)	$(386)	$(10,815)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	-	1	66
Gain from sale of subsidiary	-	-	(484)
Share based compensation expenses	28	360	2,168
Expenses in respect of the convertibles debentures	88	129	2,005
Increase in accrued interest on short term loan from related parties	-	1	20
Increase in accrued interest on short term loans	-	13	46
Debt extinguishment	-	-	(110)
Increase (decrease) in accrued severance and vacation	1	41	56
Increase (decrease) in other accounts receivable and advance from supplier	8	-	(3,809)
Increase (decrease) in accounts payables	-	(49)	141
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	90	(249)	4,671
Net cash used in operating activities	(113)	(139)	(6,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Payment for purchasing of fixed assets	-	-	(1,379)
Net cash used in investing activities	-	-	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	687	130	3,336
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	(30)	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	-	(493)
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	687	100	7,383

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	574	(39)	634

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128	100	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$702	$61	$702
NON-CASH TRANSACTION:
Conversion of debentures into shares	$100	$10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$30
Cash paid during the period for income taxes	$-	$-

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until March 31, 2011.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – GENERAL (Continued)

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of March 31, 2011 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

As of March 31, 2011, no such KDV-based projects were initiated

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

As of March 31, 2011 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

 GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The December 31, 2010 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of march 31, 2011, the Company had approximately $702 thousand in cash and cash equivalents, approximately $5,001 thousand in negative working capital, a stockholders’ deficit of approximately $4,126 thousand and an accumulated deficit during development stage of approximately $10,815 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,875	4,875
Accrued expenses	-	-	764	764
Short term loans	-	-	18	18
Total liabilities	-	-	5,657	5,657

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,863	4,863
Accrued expenses	-	-	854	854
Short term loans	-	-	18	18
Total liabilities	-	-	5,735	5,735

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

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

Options to Directors and Employees:

As of March 31, 2011, there were $86 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

Common shares:

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor was amended on March 15, 2010,. 150,000,000 shares have been placed in escrow pending receipt of the investment. During the years ended December 31, 2010 and 2009 the investor invested $659,815 and $152,637, respectively which entitled the investor to 65,981,532 and 15,263,700 shares, respectively, from the shares held in escrow.

During the three month ended March 31, 2011 the investor invested an additional $187,548 which entitled the investor with additional 18,754,768 shares and which completed the minimal 100,000,000 shares the investor was obligated to purchase.

In addition, On March 30, 2011, Noam Elimelech Ltd. completed the final Subsequent Closing under the December 23, 2009 Amendment to its Securities Purchase Agreement with the Company by purchasing an additional 50,000,000 Shares for total consideration of $500,000.

On January 10, 2011, $100,000 of the principal amount of debentures were converted into 10,000,000 shares of our common stock of the Company (at a conversion price of $0.01 per share).

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

•
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

As of March 31, 2011, we were not in material breach of any of our obligations under this amending and restating agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 31, 2011.

Important factors that may cause actual results to differ from projections include our lack of operating history;

•      our dependence on additional financing;
•	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel and diesel;
•	our inability to commercialize and develop the technology we have licensed;
•	the possibility that our technology does not work as well as expected
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

Overview

Global Energy Inc. is a development stage company that intends to build and co-own, with strategic partners, industrial scale facilities that will utilize a proprietary technology (called KDV or KDV process) to produce synthetic diesel fuel from different types of hydrocarbon-based waste. With each project, our strategy is to form partnerships under long term contracts with local companies that have the ability to supply large, consistent quantities of appropriate waste feedstock and have the necessary operational and technical expertise to operate such diesel producing facilities.

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

With the above factors in mind, we developed our business plan to take advantage of these potential dual revenue streams through the utilization patented KDV technology. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel publicly available at refueling stations today.

Our offices are located at 16 Menachem Begin Street, Gama Building, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-nrg.biz. The contents of our website are not part of this report.

Recent Developments

Final Closing under Investment Agreement with Noam Elimelech Ltd.

On March 30, 2011, Noam Elimelech Ltd., an Israeli private company owned by Mr. Yuval Ganot, completed the final closing under a Securities Purchase Agreement with the Registrant, dated September 10, 2009 and amended on December 23, 2009, by purchasing an additional 50,000,000 shares of common stock of the Registrant for a total consideration of $500,000. Following such purchase Noam Elimelech Ltd. held an aggregate amount of 150,000,000 shares of the Company.

Critical Accounting Policies

A. Going concern considerations

As of March 31, 2011, we had negative working capital of $5,001,000 and an accumulated capital shareholders’ deficiency of approximately $4,126,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Three Month Period Ended March 31, 2011

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the three month period ended March 31, 2011 and incurred a loss of $328,000 during that period.

Liquidity and Capital Resources

As of March 31, 2011, our cash and cash equivalents were $702,000 compared to $128,000 as of December 31, 2010, and we had a negative working capital of $5,001,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending March 31, 2012, we estimate expending a total of approximately $600,000for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the breakdown of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$360,000
Total	$600,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2010 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first nine months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of March 31, 2011, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter, Noam Elimelech Ltd., an Israeli private company wholly owned by Mr. Yuval Ganot, invested an additional $187,548 to purchase 18,754,768 shares of common stock, which completed the minimal 100,000,000 shares Noam Elimelech Ltd. was obligated to purchase in connection with a Securities Purchase Agreement, dated September 10, 2009 and amended on December 23, 2009, with Noam Elimelech Ltd.  In addition, we issued an additional 50,000,000 shares of common stock to Noam Elimelech Ltd. for a total additional consideration of $500,000.

These shares were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In addition, on January 10, 2011 U-Trend, Ltd. converted $100,000 of the principal amount of debenture into 10,000,000 shares of common stock (at a conversion price of $0.01 per share).

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

GLOBAL ENERGY INC. (Registrant)

By:	/s/ Asi Shalgi
Asi Shalgi
President and Chief Executive Officer

By:	/s/ Shlomo Zakai
Shlomo Zakai
Treasurer and Chief Financial Officer
Date: May 15, 2011

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
3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 22, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed with the Commission on March 26, 2007).

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