Form 10-K/A
period 2010-12-31
GLOBAL ENERGY INC
filed 2011-08-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Global Energy Inc., as initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Report”). The Company is filing this amendment for the purpose of correcting Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and  Related Stockholder Matters) of the Original Report. All other items presented in the Original Report are unchanged. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

PART III

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

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 28, 2011. Applicable percentages are based on shares of common stock outstanding on March 28, 2011.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

Naftali Mendelovits(3)	113,802,108	27.2%
Tomer Katz(4)	36,373,171	10.4%
Carrigain Investment Ltd.(5)	15,671,118	5.0%
YA Global Investments L.P.(6) (7)	16,513,598	4.99%
Asi Shalgi (8)	29,127,189	8.95%
President, CEO, Secretary, and Director
Shlomo Zakai	-	*
Treasurer and CFO
Avner Raanan (9)	3,695,000	1.2%
Director
Nissan Caspi(10)	7,601,446	2.4%
Director
Amir Elbaz(11)	15,020,000	4.8%
Director
Yuval Ganot(12)	153,152,500	48.8%
Director
Noam Elimelech Ltd. (13)	150,000,000	47.7%

All executive officers and directors as a group (5 persons)	209,196,135	66.54%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, 52681, Israel.

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

(3)
Consists of 10,000,000 shares owned directly and 103,802,108 shares underlying certain convertible debentures and warrants purchased by U-Trend Ltd. from YA Global Investments, L.P. in a securities purchase agreement dated November 10, 2010 (the "SPA"), according to a Schedule 13D filed February 17, 2011.  Mr. Mendelovits is sole shareholder, sole director, and CEO of U-Trend Ltd., his address is Chief Executive Officer, U-Trend Ltd., 94 Em Ha'Moshavot St., Petach Tikva 49130, Israel, and he and U-Trend Ltd. disclaim group membership with Tomer Katz, according to that 13D.

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

(7)
Consists of (i) zero shares of common stock currently held, and (ii) 16,513,598 shares of common stock currently issuable pursuant to (A) an 8% convertible debenture issued on March 8, 2010 in the original principal amount of $3.17 million which is convertible by YA Global Investments, L.P. into common stock at a conversion price equal to $0.05 per share, (B) an 8% convertible debenture issued on March 8, 2010 in the original principal amount of $1.5 million which is convertible by YA Global Investments, L.P. into common stock at a conversion price equal to $0.01 per share, and (C) warrants to purchase up to an additional 7,500,000 shares of common stock at an exercise price of $0.01 per share.  Pursuant to provisions in the convertible debentures and the warrants, YA Global Investments, L.P. does not have the right to acquire within sixty days, through the conversion of the convertible debentures or through the exercise of the warrants such number of shares which after giving effect to such exercise or conversion would cause the aggregate number of shares beneficially owned by YA Global and its affiliates (as determined in accordance with Section 13(d) of the Securities Act of 1934, as amended, and the rules promulgated thereunder) to exceed 4.99% of the total outstanding shares of the Company.

(8)
Consists of (i) 18,072,168 shares held directly; (ii) 5,055,021 options which Mr. Shalgi may exercise within 60 days, as follows: Mr. Shalgi was granted 5,055,021 options on April 30, 2007, to be vested at a rate of 25% per year beginning on April 30, 2008. All of these options are exercisable within 60 days of March 28, 2011; and (iii) an additional 6,000,000 options which Mr. Shalgi may exercise within 60 days as part of the grant of 9,000,000 options to Mr. Shalgi which the Board of Directors approved on January 31, 2010 at an exercise price of US $0.0243 per share to US $0.0365. Of such options, 3,000,000 vested immediately, 3,000,000 vested on the first anniversary of grant, and 3,000,000 vest on the second anniversary of grant. In addition, Mr. Shalgi holds revocable proxies for 19,709,502 shares owned by others who have agreed to grant Mr. Shalgi the right to vote such shares.

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

(10)
Includes 650,000 options granted to Mr. Caspi on December 29, 2008, which are exercisable within 60 days of March 28, 2011. On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(11)
Includes 650,000 options granted to Mr. Elbaz on December 29, 2008, which are exercisable within 60 days of March 28, 2011.  On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(12)
Consists of (i) 3,152,500 shares held directly; (ii) 600,000 options at an exercise price of US $0.0243 per share to US $0.0365, approved by the Board of Directors on January 31, 2010 and vested immediately; and (iii) 150,000,000 shares held directly by Noam Elimelech Ltd.  As described in footnote (13) below, Yuval Ganot may be deemed to beneficially own all the shares held directly by Noam Elimelech Ltd.

(13)
Noam Elimelech Ltd. is a company wholly owned by Yuval Ganot.  As such, Yuval Ganot may be deemed to beneficially own all the shares held directly by Noam Elimelech Ltd. On September 10, 2009, we entered into a Securities Purchase Agreement with Noam Elimelech Ltd. and Mr. Ganot, which agreement is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities ” - Recent Sales of Unregistered Securities ”. Under the terms of the Agreement Noam Elimelech Ltd. was to invest in us for a period of sixteen months and is to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock.  On March 30, 2010, Noam Elimelech Ltd. completed its purchase of a total of 150,000,000 shares under the Securities Purchase Agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: August 15, 2011	/s/ Shlomo Zakai —————————————— Shlomo Zakai Treasurer and Chief Financial Officer Date: August 15, 2011

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	August 15, 2011

/s/ Shlomo Zakai —————————————— Shlomo Zakai	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	August 15, 2011

* —————————————— Avner Raanan	Director	August 15, 2011

* —————————————— Nissan Caspi	Director	August 15, 2011

* —————————————— Amir Elbaz	Director	August 15, 2011

* —————————————— Yuval Ganot	Director	August 15, 2011

* By: /s/ Asi Shalgi
——————————————
Asi Shalgi
(Attorney-in-fact)

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

10.53
Agreement to Service Operation between Alphakat – Global Energy GmbH and Waste 2 Oil GmbH. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 12, 2009).

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

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K filed with the Commission on April 15, 2010).

24.1	Power of Attorney (included on signature page of the Registrant’s annual report on Form 10-K filed with the Commission on March 31, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Asi Shalgi, Chief Executive Officer, President and Director.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Shlomo Zakai, Treasurer and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by Asi Shalgi, Chief Executive Officer, President and Director, and Shlomo Zakai, Treasurer and Chief Financial Officer.

* Filed herewith