Form 10-Q
period 2011-06-30
GLOBAL ENERGY INC
filed 2011-08-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization	Identification No.)

16 Menachem Begin Street, Gama Building, 5th floor,	52681
Ramat Gan, Israel	(Zip Code)
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

On August 4, 2011,  316,086,905 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011
IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets as of June 30, 2011 and December 31, 2010	F - 3

Statements of operations for the three months and six months ended June 30, 2011
and 2010; and for the period from July 7, 2005 through June 30, 2011	F - 4

Statements of changes in capital deficiency for the period of six months ended
June 30, 2011; and for the period from July 7, 2005 through December 31, 2010	F - 5

Statements of cash flows for the six months ended June 30, 2011
and 2010; and for the period from July 7, 2005 through June 30, 2011	F - 6 - F - 7

Notes to interim financial statements	F - 8 - F - 20

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$552	$128
Advance to related party	3,722	3,722
Prepaid expenses	33	43
T o t a l current assets	4,306	3,893
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	931	931
T o t a l assets	$5,256	$4,842
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$851	$764
Advances from third party	3,725	3,725
Short term loan from related parties	18	18
Debentures convertible into shares	4,925	4,875
T o t a l current liabilities	9,519	9,383
ACCRUED SEVERENCE AND VACATION	57	55
MINORITY INTEREST	18	18
T o t a l liabilities	9,594	9,455
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at June 30, 2011 and December 31, 2010 Issued and outstanding: 316,086,905 shares and 235,665,471 shares at June 30, 2011 and December 31, 2010, respectively	316	236
Additional paid-in capital	5,275	4,496
Warrants	1,215	1,215
Accumulated deficit during development stage	(11,071)	(10,487)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,338)	(4,613)
T o t a l liabilities net of capital deficiency	$5,256	$4,842

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					Cumulative
					from July 7,
	Six months ended		Three months ended		2005 through
	June 30		June 30		June 30
	2011	2010	2011	2010	2011
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(434)	$(1,388)	$(194)	$(1,161)	$(8,116)
LOSS FROM OPERATIONS	(434)	(1,388)	(194)	(1,161)	(8,116)
OTHER INCOME (EXPENSES)
Interest expenses	(150)	(265)	(62)	(106)	(2,349)
Loss from operations of discounted component	-	-	-	-	(1,200)
Gain on sale of subsidiary	-	-	-		484
Gain on extinguishment of debts	-	110	-	110	110
NET LOSS FOR THE PERIOD	$(584)	$(1,543)	$(256)	$(1,157)	$(11,071)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.002)	$(0.01)	$(0.001)	$(0.007)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	286,361,307	148,266,536	315,885,440	164,416,367

*	In the six months period ended June 30, 2011 and 2010 – includes $55 thousands and $1,035 thousand respectively of share-based compensation expenses.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2010 (audited):
Issuance of shares - net of issuance expenses	158,449,662	158	1,677	$843				2,678
Issuance of warrants				246				246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126				561
Issuance of shares - in relation with conversion of debentures	12,086,804	13	157					170
Share based compensation for services	33,337,500	33	1,014					1,047
Net loss for the period					$(10,487	) *		(10,487)
Issuance of options for services			1,135					1,135
BALANCE AT DECEMBER 31, 2010 (audited)	235,665,471	$236	$4,496	$1,215	$(10,487)		$(73)	$(4,613)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2011 (unaudited):
Issuance of shares- net of issuance expenses	70,421,434	70	634					704
Issuance of shares - in relation with conversion of debentures	10,000,000	10	90					100
Net loss for the period					(584)			(584)
Issuance of options for services			55					55
BALANCE AT JUNE 30, 2011 (Unaudited)	316,086,905	$316	$5,275	$1,215	$(11,071)		$(73)	$(4,338)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(584)	$(1,543)	$(11,071)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	-	20	66
Gain from sale of subsidiary	-		(484)
Share based compensation expenses	55	1,572	2,195
Expenses in respect of the convertibles debentures	150	231	2,067
Increase in accrued interest on short term loan from related parties	-	1	20
Increase in accrued interest on short term loans	-	13	46
Debt extinguishment	-	(110)	(110)
Increase (decrease) in accrued severance and vacation	2	39	56
Increase (decrease) in other accounts receivable and advance from supplier	10	(40)	(3,806)
Increase (decrease) in accounts payables	-	(100)	158
Increase (decrease) in other accounts payable accrued expenses and advances from third party	87	(432)	4,651
Net cash used in operating activities	(280)	(349)	(6,212)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	105	693
Payment for purchasing of fixed assets	-	-	(1,379)
Net cash used in investing activities	-	105	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	704	300	3,353
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	(30)	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	(53)	(493)
Proceeds from issuance of convertible debentures and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	704	217	7,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	424	(27)	484

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128	100	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$552	$73	$552

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
NON-CASH TRANSACTION:
Conversion of debentures into shares	$100	$79

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$30
Cash paid during the period for income taxes	$-	$-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). All material intercompany balances and transactions have been eliminated. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2011.

b.
During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. , a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owned a 50.1% interest. During 2008 and 2009 the Company purchased the remaining 49.9% of Pacific.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of June 30, 2011 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

As of June 30, 2011, no such KDV-based projects were initiated

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

As of June 30, 2011 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

On March 9, 2008, the Company entered into a Memorandum of Understanding ("MOU") with Shaanxi ShenMu SanJian Coal Chemical Co. Ltd. ("Shaanxi"), a company located in the People's Republic of China, to initiate the KDV project in that region. Completion of the transaction based on this MOU is subject to due diligence, further negotiation and testing.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2011, the Company had approximately $552 thousand in cash and cash equivalents, approximately $5,213 thousand in negative working capital, a stockholders’ deficit of approximately $4,338 thousand and an accumulated deficit during development stage of approximately $11,071 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,875	4,875
Accrued expenses	-	-	764	764
Short term loans	-	-	18	18
Total liabilities	-	-	5,657	5,657

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,925	4,863
Accrued expenses	-	-	851	854
Short term loans	-	-	18	18
Total liabilities	-	-	5,794	5,735

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continue):

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

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

Options to Directors and Employees:

As of June 30, 2011, there were $59 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

During January and February 2011 the investor invested an additional $187,548 which entitled the investor with additional 18,754,768 shares and which completed the minimal 100,000,000 shares the investor was obligated to purchase.

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

On April 13, 2011, 1,666,666 options granted under the April 13, 2010 agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd, were exercised into Company shares for total consideration of $16,667.

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

During the ninth month ended September 30, 2010 the Company paid $30,000 on account of the August 7, 2009 agreement as detailed above.

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

As of June 30, 2011, we were not in material breach of any of our obligations under this amending and restating agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on June 30, 2011.

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

With the above factors in mind, we developed our business plan to take advantage of these potential dual revenue streams through the utilization of patented KDV technology. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel publicly available at refueling stations today.

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

Critical Accounting Policies

A. Going concern considerations

As of June 30, 2011, we had negative working capital of approximately $5,213,000 and an accumulated capital shareholders’ deficiency of approximately $4,338,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Six Month Period Ended June 30, 2011

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the six month period ended June 30, 2011 and incurred a loss of $584,000 during that period.

Liquidity and Capital Resources

As of June 30, 2011, our cash and cash equivalents were approximately $552,000 compared to $128,000 as of December 31, 2010, and we had a negative working capital of $5,213,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending June 30, 2012, we estimate expending a total of approximately $600,000for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$360,000
Total	$600,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2010 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first six months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of June 30, 2011, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, a former employee of the Company filed a lawsuit against the Company claiming that salary, expenses, and debts aggregating $55,000 are owed to him. In June 2011, following an arbitration procedure, the Company and the employee signed an agreement according to which the employee would receive approximately $22,000 in seven monthly equal installments, for his waiver of all of his claims.

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

On April 13, 2011, Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. exercised 1,666,666 options originally granted under our April 13, 2010 agreement with them into Company shares for total consideration of $16,667.

These shares were issued pursuant to the exemption from registration under the United States Securities Act of 1933, as amended, provided for by Section 4(2) and/or by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

The Company has been informed that on May 19, 2011, YA Global Investment L.P. ("YA Global") transferred to Viskoben Limited, a company registered in Cyprus, the remaining Debentures and Warrants that had been issued by the Company to YA Global. YA Global transferred to Viskoben Limited: (i) debentures in the amount (principal and interest) of US $1,058,985 Debenture I and $481,718 Debenture II , and (ii) warrants to purchase an aggregate of 2,525,282 shares of the Company.

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

Date: August 15, 2011

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