Form 10-Q/A
period 2011-06-30
GLOBAL ENERGY INC
filed 2011-09-07
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On August 4, 2011, 316,086,905 shares of the registrant’s common stock were outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 ("Q2 2011 Form 10-Q"), originally filed with the Securities and Exchange Commission on August 15, 2011, is being filed solely for the purpose of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T. This Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Q2 2011 Form 10-Q, or reflect any events that have occurred after the Q2 2011 Form 10-Q was originally filed.

ITEM 6.   EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ENERGY INC.
(Registrant)

By:

/s/ Asi Shalgi
Asi Shalgi
President and
Chief Executive Officer

/s/ Shlomo Zakai
Shlomo Zakai
Treasurer and
Chief Financial Officer

Date: September 7, 2011

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

(31)	Section 302 Certification
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.
101	Interactive Data File (formatted in XBRL) (filed herewith).

* Previously filed.