Form 10-Q
period 2011-09-30
GLOBAL ENERGY INC
filed 2011-11-14
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 7, 2011, 316,086,905 shares of the registrant’s common stock were outstanding.

Table of Contents

GLOBAL ENERGY INC.

(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011
IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets as of September 30, 2011 and December 31, 2010	F - 3

Statements of operations for the three months and nine months ended September 30, 2011
and 2010; and for the period from July 7, 2005 through September 30, 2011	F - 4

Statements of changes in capital deficiency for the period of nine months ended
September 30, 2011; and for the period from July 7, 2005 through December 31, 2010	F - 5

Statements of cash flows for the nine months ended September 30, 2011
and 2010; and for the period from July 7, 2005 through September 30, 2011	F - 6 - F - 7

Notes to interim financial statements	F - 8 - F - 20

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	September 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$314	$128
Advance to related party	3,722	3,722
Prepaid expenses and other receivables	23	43
T o t a l current assets	4,059	3,893
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	933	931
T o t a l assets	$5,010	$4,842
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$838	$764
Advances from third party	3,725	3,725
Short term loan from related parties	18	18
Debentures convertible into shares	5,028	4,875
T o t a l current liabilities	9,609	9,383
ACCRUED SEVERENCE AND VACATION	52	55
MINORITY INTEREST	18	18
T o t a l liabilities	9,679	9,455
CAPITAL DEFICIENCY:
Share capital -
Common shares of $0.001 par value each:
Authorized: 750,000,000 shares at September 30, 2011 and December 31, 2010 Issued and outstanding: 316,086,905 shares and 235,665,471 shares at September 30, 2011 and December 31, 2010, respectively	316	236
Additional paid-in capital	5,303	4,496
Warrants	1,215	1,215
Accumulated deficit during development stage	(11,430)	(10,487)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,669)	(4,613)
T o t a l liabilities net of capital deficiency	$5,010	$4,842

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

						Cumulative
						from July 7,
	Nine months ended			Three months ended		2005 through
	September 30			September 30		September 30
	2011		2010	2011	2010	2011
	(Unaudited)			(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *		$(687)	$(1,677)	$(253)	$(289)	$(8,368)
LOSS FROM OPERATIONS		(687)	(1,677)	(253)	(289)	(8,368)
OTHER INCOME (EXPENSES)
Interest expenses		(256)	(327)	(106)	(62)	(2,456)
Loss from operations of discounted component		-	-	-	-	(1,200)
Gain on sale of subsidiary		-	-	-	-	484
Gain on extinguishment of debts		-	110	-	-	110
NET LOSS FOR THE PERIOD		$(943)	$(1,894)	$(359)	$(351)	$(11,430)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$	((0.003)	$(0.011)	$(0.001)	$(0.002)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE		296,378,725	167,606,104	316,086,905	205,654,601

*	In the nine months period ended September 30, 2011 and 2010 – includes $ 83 thousands and $1,035 thousand respectively of share-based compensation expenses.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2010 (audited):
Issuance of shares - net of issuance expenses	158,449,662	158	1,677	$843				2,678
Issuance of warrants				246				246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126				561
Issuance of shares - in relation with conversion of debentures	12,086,804	13	157					170
Share based compensation for services	33,337,500	33	1,014					1,047
Net loss for the period					$(10,487	) *		(10,487)
Issuance of options for services			1,135					1,135
BALANCE AT DECEMBER 31, 2010 (audited)	235,665,471	$236	$4,496	$1,215	$(10,487)		$(73)	$(4,613)
CHANGES DURING THE PERIOD OF NINE
MONTHS ENDED SEPTEMBER 30, 2011 (unaudited):
Issuance of shares- net of issuance expenses	70,421,434	70	634					704
Issuance of shares - in relation with conversion of debentures	10,000,000	10	90					100
Net loss for the period					(943)			(943)
Issuance of options for services			83					83
BALANCE AT SEPTEMBER 30, 2011 (Unaudited)	316,086,905	$316	$5,303	$1,215	$(11,430)		$(73)	$(4,669)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Nine months ended		2005 through
	September 30		September 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(943)	$(1,894)	$(11,430)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	-	20	66
Gain from sale of subsidiary	-		(484)
Share based compensation expenses	83	1,642	2,221
Expenses in respect of the convertibles debentures	253	323	2,170
Increase in accrued interest on short term loan from related parties	-	1	20
Increase in accrued interest on short term loans	-	13	46
Debt extinguishment	-	(110)	(110)
Increase (decrease) in accrued severance and vacation	(2)	42	53
Increase (decrease) in other accounts receivable and advance from supplier	20	(184)	(3,795)
Increase (decrease) in accounts payables	(13)	(115)	140
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	86	(202)	4,655
Net cash used in operating activities	(516)	(464)	(6,448)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	105	693
Payment for purchasing of fixed assets	(2)	-	(1,381)
Net cash provided by (used in) investing activities	(2)	105	(706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	704	436	3,353
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	(30)	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	(53)	(493)
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	704	353	7,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186	(6)	246

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128	100	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$314	$94	$314

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Nine months ended		2005 through
	September 30		September 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
NON-CASH TRANSACTION:
Conversion of debentures into shares	$100	$79

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$31
Cash paid during the period for income taxes	$-	$-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis, as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations of Global Energy Inc. ("the Company”). All material intercompany balances and transactions have been eliminated. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until September 30, 2011.

b.
During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. , a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owned a 50.1% interest. During 2008 and 2009 the Company purchased the remaining 49.9% of Pacific.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of September 30, 2011 the Company paid AlphaKat an amount of $931 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On September 19, 2011, the Company entered into an Amended and Restated Business and Royalty Agreement (the “Business and Royalty Agreement”) with Covanta.

The restructuring of the Business and Royalty Agreement converts company’s right to invest capital in, and receive royalties on the sale of diesel from, Covanta projects into a combination of (i) the payment of a supplemental commission (this is in addition to the commissions being paid under Covanta’s License Agreement), (ii) a continued (albeit reduced) royalty on the sale of diesel and (iii) a royalty on the sale of U.S. Government Renewable Identification Credits.  In addition, the Company has been given the right to convert its right to receive royalties in all Covanta projects developed following the exercise of the conversion option into a net cash flow position in all future projects.

The restructured agreement enables the Company to use all of its capital to invest in the projects which it develops outside the U.S. for its own account.  The agreement also includes an agreement by Covanta to use commercial reasonable efforts to provide equipment lease financing for GEYI’s initial projects outside the U.S., subject to standard underwriting terms, appropriate approvals and other conditions.

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

As of September 30, 2011, no such KDV-based projects were initiated

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

As of September 30, 2011 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2011, the Company had approximately $314 thousand in cash and cash equivalents, approximately $5,550 thousand in negative working capital, a stockholders’ deficit of approximately $4,669 thousand and an accumulated deficit during development stage of approximately $11,430 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,875	4,875
Accrued expenses	-	-	764	764
Short term loans	-	-	18	18
Total liabilities	-	-	5,657	5,657

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,028	5,028
Accrued expenses	-	-	838	838
Short term loans	-	-	18	18
Total liabilities	-	-	5,884	5,884

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

Options to Directors and Employees:

As of September 30, 2011, there were $32 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

As of September 30, 2011, we were not in material breach of any of our obligations under this amending and restating agreement

NOTE 9 - SUBSEQUENT EVENTS

On November 11, 2011, 1,666,666 options granted under the April 13, 2010 agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd, were exercised into Company shares for total consideration of $16,667.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on December 31, 2007.

Important factors that may cause actual results to differ from projections include our lack of operating history:

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

We also continue to explore other business opportunities in the renewable alternative fuel industry.

Our offices are located at 16 Menachem Begin Street, Gama Building, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-nrg.biz. The contents of our website are not part of this report.

Recent Developments

Amendment and Restated Business and Royalty Agreement.

On September 19, 2011, the Company entered into an Amended and Restated Business and Royalty Agreement (the “Business and Royalty Agreement”) with Covanta Energy Corporation ("Covanta") regarding the AlphaKat Technology.

The restructuring of the Business and Royalty Agreement converts the Company’s right to invest capital in, and receive royalties on the sale of diesel from, Covanta projects into a combination of (i) the payment of a supplemental commission (this is in addition to the commissions being paid under Covanta’s License Agreement), (ii) a continued (albeit reduced) royalty on the sale of diesel and (iii) a royalty on the sale of U.S. Government Renewable Identification Credits.  In addition, the Company has been given the right to convert its right to receive royalties in all Covanta projects developed following the exercise of the conversion option into a net cash flow position in all future projects.

The restructured agreement enables the Company to use all of its capital to invest in the projects which it develops outside the U.S. for its own account.  The agreement also includes an agreement by Covanta to use commercial reasonable efforts to provide equipment lease financing for the Company’s initial projects outside the U.S., subject to standard underwriting terms, appropriate approvals and other conditions.

Critical Accounting Policies

A. Going concern considerations

As of September 30, 2011, we had negative working capital of approximately $5,550,000 and an accumulated capital shareholders’ deficiency of approximately $4,669,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

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

Results of Operations – For the Nine Month Period Ended September 30, 2011

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the nine months period ended September 30, 2011 and incurred a loss of $943,000 during that period.

Liquidity and Capital Resources

As of September 30, 2011, our cash and cash equivalents were approximately $314,000 compared to $128,000 as of December 31, 2010, and we had a negative working capital of $5,550,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending September 30, 2012, we estimate expending a total of approximately $420,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$180,000
Total	$420,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2010 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first nine months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of September 30, 2011, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2011, 1,666,666 options granted under the April 13, 2010 agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd, were exercised into Company shares for a total consideration of $16,667.

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

Date: November 14, 2011

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

(10)
Amended and Restated Business and Royalty Agreement between Global Energy Inc. and Covanta Energy Corporation, dated September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on October 4, 2011).

(31)	Section 302 Certification

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

(101)	Interactive Data File (formatted in XBRL) (filed herewith).

* Filed herein