Form 10-K
period 2011-12-31
GLOBAL ENERGY INC
filed 2012-03-30
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.8 million (based on the average bid and asked price for the registrant’s common stock on June 30, 2011 on the OTC Bulletin Board of $0.037per share).

        At March 22, 2012, 317,753,571 shares of the registrant’s common stock were outstanding.

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

        On April 30, 2007, in connection with a private placement of our securities with one foreign investor, Asi Shalgi joined as our President and Chief Executive Officer, and we began to build our current business, focusing on the production of alternative fuels.

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

        We are currently negotiating with potential local partners to build plants in various jurisdictions around the world. We anticipate that each plant should initially begin operations with one or more KDV500 units with plans to subsequently expand to industrial scale facilities with the capacity to produce approximately 15-20 million gallons per year of diesel fuel. We believe that at optimal capacity, these facilities should be capable of producing synthetic diesel fuel at a net cost of approximately $1.20 per gallon given a zero feedstock cost. In addition, we believe that we will be able to negotiate agreements under which we will collect tipping fees for taking and processing MSW. When these tipping fees are factored in, the net cost should be significantly lower.

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

(4)
License agreement between Alphakat-Global Energy GmbH and Alphakat GmbH, dated March 11, 2010 and effective as of February 6, 2008, by which Alphakat GmbH granted to Alphakat-Global Energy GmbH a license to commercialize, market, offer for sale, use and practice and make improvements to Alphakat GmbH's proprietary renewable diesel technology (the "Technology") on a world-wide basis other than in Mexico, Spain, Bulgaria and Italy.

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

Amended and Restated Business and Royalty Agreement.

        On September 19, 2011, we entered into an Amended and Restated Business and Royalty Agreement (the “Business and Royalty Agreement”) with Covanta regarding the AlphaKat Technology.

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

Former Other Operations – Production of Crude Castor Oil in Ethiopia

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

March 2008 Amendment to YA Agreement

On March 20, 2008, we entered into an amendment to the securities purchase agreement with our senior secured lender that amended the terms of the convertible debentures, as follows:

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

August 2009 Amending Agreement with YA Agreement

On August 7, 2009, the Company agreed to modifications to the Securities Agreement, existing Debentures, which as of such date were in the aggregate amount of $4,386,965, and related documents and instruments. The modifications were to become effective subject to the completion by the Company of minimum private placements in the amount of $650,000, among other conditions.  The parties agreed that upon completion of the private placement(s), payment in cash by the Company of $50,000 of the amounts outstanding under the debentures since April 1, 2009 ($20,000 of which had already been paid) and satisfaction of other conditions, the following would become effective:

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

March 2010 Amending Agreement with YA Global

On March 8, 2010, we entered into a letter agreement (the "Amendment") with YA Global with respect to outstanding secured convertible debentures, which as of such date were in the aggregate amount of $4,675,116, and warrants to purchase 7,500,000 shares of our company’s common stock (“Warrants”), updating and superseding the amending agreement between us and YA Global dated August 7, 2009 and referred to above  (the " April 2009 Agreement").

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

        As of December 31, 2011, we were not in material breach of any of our obligations under this amending and restating agreement.

        We are currently in several discussions in connection with the Debentures held by U-Trend Ltd., and other debentures holders in the aggregate outstanding amounts of (principal and interest) of US $3,602,137, on obtaining waivers for the Company's non-compliance with certain repayment provisions of the Debentures that went into effect in early March 2012. The delay in obtaining the waiver is due to the sudden passing away of the sole director and principal officer of U-Trend Ltd., one of the holders of the debentures. We were notified by the estate of the principal of the appointment of a receiver that will oversee all matters related to the Debentures held by U-Trend, and began discussions with such receiver on March 25, 2012.

Transfer of Debentures

On December 30, 2010, the Company was informed that YA Global transferred to U-Trend Ltd., an Israeli company, a majority of the Debentures and Warrants as follows: (i) debentures in the amount (principal and interest) of US $3,216,600, and retained debentures in the amount (principal and interest) of US $1,632,822, and (ii) warrants to purchase an aggregate of 4,974,718 shares of the Company, and retained warrants to purchase an aggregate of 2,525,282 shares of the Company. On January 10, 2011 U-Trend converted $100 thousand of the principal amount of Debentures into 10,000,000 shares of the Company (a conversion price of $0.01 per share).

On December 5, 2010, U-Trend transferred to Tomer Katz a portion of the Debentures as follows: debentures in the amount (principal and interest) of US $1,246,714, and retained debentures in the amount (principal and interest) of US $1,969,886.

        On May 19, 2011, the Company was informed that YA Global transferred to Viskoben Limited, a company registered in Cyprus, the remaining Debentures and Warrants that had been issued by the Company to YA Global. YA Global transferred to Viskoben Limited: (i) debentures in the amount (principal and interest) of US $1,160,400 Debenture I and $526,184 Debenture II, and (ii) warrants to purchase an aggregate of 2,525,282 shares of the Company.

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

Employees

        As of December 31, 2011, we had one full-time employee and two part-time employees. We believe our relationships with our employees are good.

Item 1A.  Risk Factors

        Not Applicable.

Item 1B.  Unresolved Staff Comments

        Not Applicable.

Item 2.  Properties

        We have no properties in Israel, and we currently lease approximately 10 square meters of office space from our director ,Yuval Ganot, in Tel Aviv, Israel.

Item 3.  Legal Proceedings

       On April 15, 2010, Mr. Alex Werber resigned from his position as CFO of the Company, and in August 2010, he filed a lawsuit against the Company claiming that salary, expenses, and debts aggregating $55,000 are owed to him. During 2011 and following an arbitration agreement with Mr. Werber, the Company paid him $18,084 to dismiss all claims against the Company in respect of the salary and expenses debts.

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

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 9, 2012, was $0.018 per share.

	Low	High

2010

First Quarter	$0.02	$0.05
Second Quarter	$0.026	$0.07
Third Quarter	$0.032	$0.0638
Fourth Quarter	$0.025	$0.049

2011
First Quarter	$0.033	$0.049
Second Quarter	$0.036	$0.059
Third Quarter	$0.022	$0.04
Fourth Quarter	$0.02	$0.03

Holders

        As of March 22, 2012, there were 317,753,571 shares of our common stock issued and outstanding held by 186 stockholders of record.

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

Recent Sales of Unregistered Securities

        No Options were issued throughout the 2011 fiscal year. For more information, see Item. 11 entitled “Executive Compensation”.

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

        On September 10, 2009, we entered into a Securities Purchase Agreement with Yuval Ganot, or a company on his behalf, an accredited investor. Subject to the terms of the Agreement, on the closing date and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), Mr. Ganot agreed to purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of our shares of Common Stock in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price under the Agreement was $0.01 per share. Pursuant to the terms of the Agreement, Mr. Ganot may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares).

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

        On April 13, 2010, we signed an agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd. providing for the terms of payment to the brokers who introduced Mr. Ganot to us.  Under the terms of the agreement, we are to pay them an aggregate of $60,000 payable over 10 months and issue them options to acquire an aggregate of 5,000,000 shares at an exercise price of $.01 per share. On each of the dates August 20, 2010, April 13, 2011 and November 11, 2011, 1,666,666 of such options were exercised for total consideration of $16,667.

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

        The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)		Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	20,905,021	(1)	0.04	6,094,979	(2)

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

Critical Accounting Policies

Going concern considerations

        As of December 31, 2011, we had negative working capital of approximately $5,688,000 and an accumulated capital deficiency of approximately $4,955,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2011, we have had no significant revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $18,000 during the period between December 31, 2011 and December 31, 2012, as described in detail in Item 1. entitled “Business” under “Transactions with our stockholders”.

Liquidity and Capital Resources

In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants.  In addition, pursuant to a Securities Purchase Agreement with Yuval Ganot, as of December 31, 2011, we had sold an aggregate of 150,000,000 of our shares of common stock for an aggregate purchase price of $1,500,000.  As of December 31, 2011, our cash and cash equivalents were $370,000 compared to $128,000 as of December 31, 2010, and we had a negative working capital of $5,688,000.

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

Results of Operations for the Year ended December 31, 2011

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate significant revenues in the fiscal year ended December 31, 2011 and incurred a cumulative loss of $11,760,000 from July 7, 2005 through December 31, 2011.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

        For the 12 months ending in December 2012, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of over employees, office and maintenance costs, among others, in order to execute our plan of operations. Such amount excludes installments in the amount of $150,000 per month beginning on March 1, 2012 on account of debentures in the outstanding amounts of (principal and interest) US $3,602,137. We are currently in discussions in connection with the Debentures held by held by U-Trend Ltd., and other debentures holders, on obtaining waivers for the Company's non-compliance with certain repayment provisions. The delay in obtaining the waiver is due to the sudden passing away of the sole director and principal officer of U-Trend Ltd., one of the holders of the debentures. We were notified by the estate of the principal of the appointment of a receiver that will oversee all matters related to the Debentures held by U-Trend and began discussions with such receiver on March 25, 2012.

The following table provides our current estimate of the break down of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$360,000
Total	$600,000

Newly Issued Accounting Pronouncements

1)
Effective December 31, 2010 the Company adopted the FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations (“ASU 2010-29”), issued to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The adoption of this update did not result a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2)
Effective June 30, 2011, the Company adopted the FASB ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-1”). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-2”). ASU 2011-2 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The adoption of this update did not result a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3)
Effective December 31, 2011, the Company adopted the FASB ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The adoption of this update did not result a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4)
Effective December 31, 2011, the Company adopted the FASB ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The adoption of this update did not result a material impact on the Company’s consolidated financial position, results of operations or cash flows.

5)
Effective December 31, 2011, the Company adopted the Financial Accounting Standards Board (FASB) authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The adoption of this update did not result a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.  Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2011 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2011 ANNUAL REPORT

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Energy, Inc.:

We have audited the accompanying balance sheets of Global Energy, Inc. and subsidiaries (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (July 7, 2005) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (July 7, 2005) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
March 27, 2012

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	U.S dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$370	$128
Advance to related party	3,740	3,722
Other accounts receivable	42	43
T o t a l current assets	4,152	3,893
LONG TERM DEPOSITS
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	784	931
T o t a l assets	$4,954	$4,842

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$21	$-
Accrued expenses	946	764
Advance from third party	3,743	3,725
Short term loans from related parties	18	18
Debentures convertible into shares	5,112	4,875
T o t a l current liabilities	9,840	9,382
ACCRUED SEVERENCE AND VACATION	51	55
MINORITY INTEREST	18	18
T o t a l liabilities	9,909	9,455
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 9) - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at December 31, 2011 and 2010; Issued and outstanding: 317,753,571 and 235,665,471 shares at December 31, 2011 and 2010, respectively	318	236
Additional paid-in capital	5,345	4,496
Warrants	1,215	1,215
Accumulated deficit during development stage	(11,760)	(10,487)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(4,955)	(4,613)
T o t a l liabilities net of capital deficiency	$4,954	$4,842

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2011	2010	2011
	U.S dollars in thousands, except share data
OPERATING EXPENSES -
General and Administrative expenses (*)	$(932)	$(1,872)	$(8,614)
LOSS FROM OPERATIONS	(932)	(1,872)	(8,614)

OTHER INCOME (EXPENSES)
Interest expenses	(341)	(413)	(2,540)
Loss from operations of discontinued component	-	-	(1,200)
Gain on extinguishment of debts (note 8)	-	110	110
Gain on sale of subsidiary	-	-	484
NET LOSS	$(1,273)	$(2,175)	$(11,760)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.004)	$(0.012)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	301,560,878	182,163,533

*	In the year ended December 31, 2011 - includes $110 thousand share-based compensation (31.12.2010 - $1,745 thousand of which 309 was accrued as of December 31, 2009).

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
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2009:
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

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit	Deficit
					accumulated	accumulated
			Additional		during the	before the	Total
	Share capital		paid-in		development	development	capital
	Number	capital	Capital	warrants	stage	stage	deficiency
BALANCE AT December 31, 2010	235,665,471	$236	$4,496	$1,215	$(10,487)	$(73)	$(4,613)
CHANGES DURING THE YEAR ENDED
December 31, 2011 :
Issuance of shares- net of issuance expenses	72,088,100	72	649				721
Issuance of shares - in relation with conversion of debentures	10,000,000	10	90				100
Net loss for the period					(1,273)		(1,273)
Issuance of options for services			110				110
BALANCE AT December 31, 2011	317,753,571	$318	$5,345	$1,215	$(11,760)	$(73)	$(4,955)

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2011	2010	2011
	U.S dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,273)	$(2,175)	$(11,760)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Dereciation	1	21	67
Gain from sale of subsidiary	-	-	(484)
Exchange differences on long term deposits	-	-	-
Debt extinguishments	-	(110)	(110)
Share based compensation expenses	110	1,712	2,248
Increase in accrued interest on short term loan from related parties	-	1	20
Increase in accrued interest on short term loans	-	13	46
Expenses in respect of the convertibles debentures	337	385	2,254
Increase (decrease) Accrued severance and vacation	(4)	44	51
Decrease (increase) in other accounts receivable and advance from supplier	1	(204)	(3,814)
Increase (decrease) in advance to minority shareholder	-	-	-
Increase (decrease) in accounts payables	21	(158)	174
Increase (decrease) in other accounts payable accrued expenses andadvances from third party	182	(199)	4,751
Net cash used in operating activities	(625)	(670)	(6,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	105	693
Repayment of advance of machinery	150	-	150
Payment for purchasing of property and equipment	(4)	-	(1,383)
Net cash provided by (used in) investing activities	146	105	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	721	676	3,370
Loans received from shareholders and related parties	-	-	528
Loans received from others	-	-	316
Debentures repaid	-	(30)	(70)
Proceeds from debt issuance	-	-	46
Proceeds from issuance of convertible debentures and warrants net of issuance expenses	-	-	3,720
Loans repaid	-	(53)	(493)
Net cash provided by financing activities	721	593	7,417
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242	28	302
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	128	100	68
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370	$128	$370

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2011	2010	2011
	U.S dollars in thousands
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$180
Income taxes	$-	$-	$-

NON-CASH TRANSACTION:
Conversion of debentures into shares	100	79

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. ("the Company") will continue as a going concern. As of December 31, 2011, the Company had approximately $370 thousand in cash and cash equivalents, approximately $5,688 thousand in negative working capital, a shareholders’ deficit of approximately $4,955 thousand and an accumulated deficit during development stage of approximately $11,760 thousand. Management anticipates that the Company will continue to generate significant losses from operations for the foreseeable future, and that their business will require substantial additional investment that has not yet been secured. Management is continuing in the process of fundraising in the private equity markets as the Company will need to finance future activities and general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until December 31, 2011.

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

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of December 31, 2011 the Company net paid AlphaKat an amount of $781 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2011 Covanta had paid $3,743 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

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

As of December 31, 2011, no such KDV-based projects were initiated

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

As of December 31, 2011 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired,

The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended December 31, 2011, and 2010, no impairment losses have been identified.

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,112	5,112
Accrued expenses	-	-	946	946
Short term loans	-	-	18	18
Total liabilities	-	-	6,076	6,076

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	4,875	4,875
Accrued expenses	-	-	764	764
Short term loans	-	-	18	18
Total liabilities	-	-	5,657	5,657

k.	Share-based payments

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Share-based payments (continue)

Year ended December 31, 2010
Dividend yield	0%
Risk-free interest rate	1.38% - 1.56%
Expected term (years)	3
Volatility	333% - 370%

For the year ended December 31, 2011 there were no share based compensation payments.

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

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2011, and 2010, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

a.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective in fiscal year 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

b.
In January 2011, the FASB issued ASU 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-1”). The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-2”). ASU 2011-2 amends ASC Topic 310 - Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

c.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.
In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have an impact on our consolidated financial position, results of operations or cash flows.

e.
In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to intangibles — goodwill and other, which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the new guidance will not have an impact on the Company’s consolidated financial statements.

  GLOBAL ENERGY INC.

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

	December 31
	2011	2010
	U.S dollars in thousands

Prepaid expenses	$20	$26
Governmental Institutions	15	15
Other receivable	7	2
	$42	$43

NOTE 3 - PROPERTY AND EQUIPMENT:

	December 31
	2011	2010
	U.S dollars in thousands

Cost:
Advances on account of
acquisition of machinery	$781	$931
Computer software and electronic equipment	10	6
Furniture	21	21
	812	958
Less, accumulated depreciation and amortization	28	27
	$784	$931

NOTE 4 – ACCRUED EXPENSES:

	December 31
	2011	2010
	U.S dollars in thousands

Accrued expenses	$913	$725
Employees and payroll accruals	32	38
Government authorities	1	1
	$946	$764

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - SHORT TERM LOANS FROM RELATED PARTIES:

	2011	2010
	U.S dollars in thousands
Loan from a shareholder (a)	-	-
Loans from other shareholders (b)	18	18
	$18	$18

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

NOTE 6 - ADVANCE TO MINORITY INTEREST SHAREHOLDER:

On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate AGEI, see note 1b. According to the agreement the Company has provided a loan to the shareholders of AlphaKat. The terms of the loan have not yet been determined.

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

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7- CONVERTIBLE DEBENTURES AND WARRANTS (continued):

•	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);

•	The interest rate on the Debentures was increased from 10% to 12% as of that date;

•	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering to the debenture investors;

•	The repayment schedule of the Debentures was revised and commenced in November 2008.

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

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

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

As of December 31, 2011, we were not in material breach of any of our obligations under this amending and restating agreement.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2011, 2010 and 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Balance – December 31, 2009 - outstanding	7,500,000	$0.01	3.50
Balance – December 31, 2009 - exercisable	7,500,000	$0.01	3.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2010 - outstanding	7,500,000	$0.01	2.50
Balance – December 31, 2010 - exercisable	7,500,000	$0.01	2.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2011 - outstanding	7,500,000	$0.01	1.50
Balance – December 31, 2011 - exercisable	7,500,000	$0.01	1.50

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

a.
Fuel leases office in Tel Aviv, Israel, from Mr. Yuval Ganot under operating lease agreement, which expired at September 2011. The monthly rent is approximately $1 thousand. The agreement in renew on a monthly basis.

GLOBAL ENERGY INC.
(A development stage comzany)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued):

b.
Under the agreement signed with AlphaKat (see Note 1b) with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste, the Company agreed to: 1) Provide financial support for the project, 2) Purchase up to three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments of €10 thousand to AlphaKat for consulting (until December 31, 2010, the Company paid AlphaKat a net amount of $781 thousand on account of the first KDV500 turbine).

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

g.
On June 15, 2009 The Company entered into an agreement with Cypress Partners LLC whereby Cypress was retained as the Company's financial advisor, placement agent, and arranger for debt and equity financing and business combinations. The Company paid Cypress a retainer of 500,000 shares of the Company's stock. The Company is required to pay Cypress a milestone fee of 1,500,000 shares of the Company's stock upon receipt of a term sheet from a potential purchaser and a fee of 8% of the transaction at closing and warrants to purchase Company stock with a value equal to the 8% fee. On March 11, 2012, the parties agreed to terminate the agreement.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL:

a.	Common shares

The Company's shares are traded on the Over-The-Counter Bulletin Board.

Common stock confers on its investors the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

On July 15, 2008, the Company issued 200,000 restricted shares to the Debenture investors, see also Note 7.

On September 22, 2008, the Company issued an additional 1,000,000 restricted shares to the Debenture investors, see also Note 8.

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

NOTE 9 - SHARE CAPITAL (continued):

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

NOTE 9 - SHARE CAPITAL (continued):

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

During January and February 2011 the investor invested an additional $187,548 which entitled the investor to 18,754,768 shares and which completed the minimal 100,000,000 shares the investor was obligated to purchase.

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

a.	Common shares (continued):

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

On August 20, 2010, 1,666,666 options granted under the April 13, 2010 agreement with Messrs. Ori Ackerman and Amnon Dradik and Intarpina Ltd,  were exercised into Company shares for total consideration of $16,667. On April 13, 2011, 1,666,667 of such options were exercised into Company shares for total consideration of $16,667. On November 11, 2011, 1,666,667 of such options were exercised into Company shares for total consideration of $16,667.

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

b.	Stock option plan (continued):

The following table presents the Company’s stock option and warrants activity for employees, officers and directors of the Company for the years ended December 31, 2008 through 2011:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,855,021	0.07
Granted	13,800,000	0.03
Exercised	-	-
Forfeited or expired	750,000	0.175
Outstanding at December 31,2010	20,905,021	0.040
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2011	20,905,021	0.040
Number of options exercisable at December 31, 2011	17,905,021
Number of options exercisable at December 31, 2010	13,641,266

The following table summarizes information about options and warrants to employees, officers and directors outstanding at December 31, 2011 under the plans:

	Options and warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.010	5,055,021	5.25	5,055,021	0.010
0.0243	4,600,000	1.02	4,600,000	0.0243
0.0304	4,600,000	1.02	4,600,000	0.0304
0.0365	4,600,000	1.02	1,600,000	0.0365
0.150	683,333	7.00	683,333	0.150
0.175	683,333	7.00	683,333	0.175
0.200	683,333	7.00	683,333	0.200
	20,905,021		17,905,021

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

a.	Common shares (continued):

No options were granted during the year ended December 31, 2011. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 and 2010, was $108 thousands and $303 thousands, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of shares. The market value as of December 31, 2011 was $0.028 per share as reported by NASDAQ. As of December 31, 2011 the total number of options vested and expected to vest was 20,905,021 with a weighted average exercise price of $0.04 per share, aggregate intrinsic value of $108 and weighted average remaining contractual life of 2.6 years.

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2011, 2010 and 2009 were $110 thousands, $572 thousand and $149 thousand, respectively.

As of December 31, 2011, there were $5 thousand of total unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

On August 20, 2010, 1,666,666 of such options were exercised into Company shares for total consideration of $16,667. On April 13, 2011, 1,666,667 of such options were exercised into Company shares for total consideration of $16,667. On November 11, 2011, 1,666,667 of such options were exercised into Company shares for total consideration of $16,667.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

A summary of the status of the stock options granted to non-employees as of December 31, 2011, 2010 and 2009, and changes during the year ended on those dates, is presented below:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,426,415	0.21
Granted	5,000,000	0.01
Exercised	1,666,666	0.01
Forfeited or expired	-	-
Outstanding at December 31,2010	4,759,749	0.071
Granted	-	-
Exercised	3,333,334	0.01
Forfeited or expired	1,426,415	0.21
Outstanding at December 31,2011	-	-
Number of options exercisable at December 31, 2011	-
Number of options exercisable at December 31, 2010	4,759,749

The Company recorded stock compensation of $138 thousand and $15 thousand during the years ended December 31,  2010 and 2009, respectively, related to consulting services (none during the year ended December 31, 2011).

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - INCOME TAXES

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2010 and thereafter are as follows:  2010 - 25%, in the 2011 tax year – 24% and in the 2012 tax year and thereafter the applicable Companies Tax rate will be 25%.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$2,995	$2,401	$2,909
Valuation allowance	(2,995)	(2,401)	(2,909)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, December 31, 2010	$2,401
Increase	594
Valuation allowance, December 31, 2011	$2,995

At December 31, 2011, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $6,203 thousand. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States may be severely limited under the Internal Revenue Code for losses incurred prior to 2007.Carryforward losses of the Company's Israeli subsidiaries aggregate $3,299 thousand at December 31, 2011.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - INCOME TAXES (continued)

Global Energy Inc. has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

NOTE 11 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2011	December 31, 2010
Options:
Weighted average number, in thousands	17,905	13,281
Weighted average exercise price	$0.04	$0.05
Warrants:
Weighted average number, in thousands	7,500	7,500
Weighted average exercise price	$0.01	$0.01
Convertible Debt:
Weighted average number, in thousands	223,035	205,970
Weighted average Conversion price	$0.04	$0.04

NOTE 12- RELATED PARTY TRANSACTIONS

On January 1, 2009 the Company entered into a financial advisory services agreement with one of the directors. As compensation for the services the Company is required to pay the consultant $6,000 for prior services and a monthly consulting fee of $5,000. The agreement terminates December 31, 2010.

On September 10, 2009 the Company entered into an employment agreement with the Investor, According to the said agreement the Investor would serve in a role of Company's Vice President of Business Development & strategy. Based on the agreement the Investor is entitled to a monthly salary calculated as 85% of the CEO's salary in addition to social insurance and other benefits.

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

For addition information for shares issued to current and former members of the Board of Directors, Mr. Asi Shalgi and Mr. Yuval Ganot, see note 9a.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER INCOME

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

As part of agreement with Ori Ackerman, the company also agreed to issue 1.2 million shares of Global Energy Inc – see note 9 above.

NOTE 14- SUBSEQUENT EVENTS:

The Company is in discussions with several holders of debentures in the aggregate outstanding amounts (principal and interest) of US $3,602,137, on obtaining waivers for the Company's non-compliance with certain repayment provisions of the Debentures that went into effect in early March 2012.  The delay in obtaining the waiver is due to the sudden passing away of the sole director and principal officer of U-Trend Ltd, one of the holders of the debentures. The Company was notified by the estate of such principal officer of the appointment of a receiver that will oversee all matters related to the debentures held by U-Trend, and began discussions with such receiver on March 25, 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

    (a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2011.

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

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 1, 2012.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi	58	President, Chief Executive Officer, Director
Shlomo Zakai	43	Treasurer and Chief Financial Officer
Avner Raanan(1) (4)	61	Director
Amir Elbaz(1) (2) (4)	35	Director
Nissan Caspi(1) (3)	54	Director
Yuval Ganot	40	Director

(1) Member of the Audit Committee.
(2) Chairman of the Compensation Committee .

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

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Yuval Ganot	1	1	-

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

        A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President at the address appearing under “Business – Description of Business – Historical Information”.

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

Item 11.  Executive Compensation

        The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2011and 2010.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Salary($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)

Asi Shalgi	2011	150,000		Nil	Nil		55,464		Nil	Nil	Nil	205,464
President, CEO and Director(1)	2010	89,974	(2)	Nil	365,600	(3)	263,136	(4)	Nil	Nil	Nil	718,710

Alex Werber(5)	2011	18,084		Nil	Nil		Nil		Nil	Nil	Nil	18,084
CFO	2010	7,500	(2)	Nil	Nil		Nil		Nil	Nil	Nil	7,500

Shlomo Zakai	2011	20,902		Nil	Nil		Nil		Nil	Nil	Nil	20,902
CFO	2010	10,500	(2)	Nil	Nil		Nil		Nil	Nil	Nil	10,500

Yuval Ganot	2011	127,500		Nil	Nil		Nil		Nil	Nil	Nil	127,500
Director	2010	74,487	(2)	Nil	100,880	(6)	27,270	(7)	Nil	Nil	Nil	202,637

(1)	Mr. Shalgi did not receive any compensation as a director of our company.

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

(5)
On April 15, 2010, Mr. Alex Werber resigned from his position as CFO of the Company. During 2011 and following an arbitration agreement with the former CFO, the Company paid the former CFO $18,084 to dismiss all claims against the Company in respect of salary debts.

(6)
On June 1, 2010, the Company issued to Yuval Ganot a total of 3,152,500 shares of common stock in lieu of unpaid salary and expenses in the amount of $31,525 owed to Mr. Ganot under his employment agreement with the Company.

(7)
On January 31, 2010, the Board of Directors approved the grant of 600,000 options to Yuval Ganot at an exercise price of US $0.0243 to US $0.0365 per share. The options were granted for his service on the Board and immediately vested.  The monetary value of these options is computed in accordance with U.S. Generally Accepted Accounting Principles.

(8)	Mr. Yuval Ganot receives an employment compensation based on 80% of the CEO's terms.

On May 1, 2010, Shlomo Zakai was appointed Treasurer and Chief Financial Officer.  Although the Company currently has no employment agreement with Mr. Zakai, he receives $1,500 a month (plus value-added tax) in compensation for his services. As of March 2011, Mr. Zakai receives additional $800 a month in respect of bookkeeping services he grants the Company.

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi
President, CEO and Director (1)	5,055,021 6,000,000	Nil 3,000,000	Nil Nil	$0.01 $0.0243 to $0.0365	April 30, 2017 January 31, 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Yuval Ganot Director (2)	600,000	Nil	Nil	$0.0243 to $0.0365	January 31, 2013	Nil	Nil	Nil	Nil

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

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Avner Raanan	7,401	Nil	Nil (2)	Nil	Nil	Nil	7,401

Nissan Caspi	5,980	Nil	Nil (2)	Nil	Nil	Nil	5,980

Amir Elbaz	7,200	Nil	Nil (2)	Nil	Nil	Nil	7,200

(1)	Paid during the fiscal year ended December 31, 2011.
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides certain information with respect to the beneficial ownership of our common stock as of March 22, 2012 for:

—	each beneficial owner of more than 5% of our outstanding common stock;

—	each of our executive officers;

—	each of our directors; and

—	all of our executive officers and directors as a group.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 22, 2012. Applicable percentages are based on shares of common stock outstanding on March 22, 2012.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

Naftali Mendelovits(3)	120,469,209	28.13%
Tomer Katz(4)	38,883,455	10.9%
Carrigain Investment Ltd.(5)	14,721,119	4.63%
Viskoben Limited(6) (7)	16,688,668	4.99%
Asi Shalgi (8)	51,836,691	14.75%
President, CEO, Secretary, and Director
Shlomo Zakai	-	*
Treasurer and CFO
Avner Raanan (9)	3,870,000	1.21%
Director
Nissan Caspi(10)	7,601,446	2.39%
Director
Amir Elbaz(11)	15,020,000	4.7%
Director
Yuval Ganot(12)	153,752,500	48.39%
Director
Noam Elimelech Ltd. (13)	150,000,000	47.21%

All executive officers and directors as a group (5 persons)	212,371,135	66.36%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, 52681, Israel.

(2)
Based on 317,753,571 shares of our common stock issued and outstanding as of March 22, 2012. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)
Consists of 10,000,000 shares owned directly and 110,469,209 shares underlying certain convertible debentures and warrants purchased by U-Trend Ltd. from YA Global Investments, L.P. in a securities purchase agreement dated November 10, 2010 (the "SPA"), according to a Schedule 13D filed February 17, 2011.  Mr. Mendelovits is sole shareholder, sole director, and CEO of U-Trend Ltd., his address is Chief Executive Officer, U-Trend Ltd., 94 Em Ha'Moshavot St., Petach Tikva 49130, Israel, and he and U-Trend Ltd. disclaim group membership with Tomer Katz, according to that 13D. Mr. Mendelovits passed away on February 2, 2012.

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

(6)
On May 19, 2011, the Company was informed that YA Global transferred to Viskoben Limited, a company registered in Cyprus, the remaining Debentures and Warrants that had been issued by the Company to YA Global. YA Global transferred to Viskoben Limited: (i) debentures in the amount (principal and interest) of US %1,160,400 Debenture I and $526,184 Debenture II, and (ii) warrants to purchase an aggregate of 2,525,282 shares of the Company.

(7)
Consists of (i) zero shares of common stock currently held, and (ii) 16,688,668 shares of common stock currently issuable pursuant to (A) an 8% convertible debenture in the original principal amount of $1.06 million which is convertible into common stock at a conversion price equal to $0.05 per share, (B) an 8% convertible debenture in the original principal amount of $0.5 million which is convertible into common stock at a conversion price equal to $0.01 per share, and (C) warrants to purchase up to an additional 2,525,282 shares of common stock at an exercise price of $0.01 per share.  Pursuant to provisions in the convertible debentures and the warrants, Viskoben Limited. does not have the right to acquire within sixty days, through the conversion of the convertible debentures or through the exercise of the warrants such number of shares which after giving effect to such exercise or conversion would cause the aggregate number of shares beneficially owned by Viskoben Limited and its affiliates (as determined in accordance with Section 13(d) of the Securities Act of 1934, as amended, and the rules promulgated thereunder) to exceed 4.99% of the total outstanding shares of the Company.

(8)
Consists of (i) 18,072,168 shares held directly; (ii) 5,055,021 options which Mr. Shalgi may exercise within 60 days, as follows: Mr. Shalgi was granted 5,055,021 options on April 30, 2007, to be vested at a rate of 25% per year beginning on April 30, 2008. All of the above options are exercisable within 60 days of March 27, 2012; and (iii) an additional 9,000,000 options which Mr. Shalgi may exercise within 60 days as part of the grant of 9,000,000 options to Mr. Shalgi which the Board of Directors approved on January 31, 2010 at an exercise price of US $0.0243 per share to US $0.0365. Of such options, 3,000,000 vested immediately, 3,000,000 vested on the first anniversary of grant, and 3,000,000 vest on the second anniversary of grant. In addition, Mr. Shalgi holds revocable proxies for 19,709,502 shares owned by others who have agreed to grant Mr. Shalgi the right to vote such shares.

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

(10)
Includes 650,000 options granted to Mr. Caspi on December 29, 2008, which are exercisable within 60 days of March 27, 2011. On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

(11)
Includes 650,000 options granted to Mr. Elbaz on December 29, 2008, which are exercisable within 60 days of March 27, 2011.  On January 31, 2010, the Board of Directors approved the grant of 1,200,000 options at an exercise price of US $0.0243 per share to US $0.0365. The options immediately vested.

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

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2011, the loans are still outstanding.

Director Independence

        We currently act with five directors, consisting of Asi Shalgi, Avner Raanan, Nissan Caspi, Amir Elbaz and Yuval Ganot. We have determined that Avner Raanan  and Nissan Caspi are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        Our Board of Directors approved the engagement of our accountants and all services provided to us by our accountants in fiscal year 2011 prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2011 and December 31, 2010.

	Fiscal Year Ended December 31,
	2011	2010
	(in thousands)

Audit Fees	$35	$35
Audit-Related Fees	$-	$-
Tax Fees	$2	$2
All Other Fees	$-	$-
Total	$37	$37

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: March 27, 2012	/s/ Shlomo Zakai —————————————— Shlomo Zakai Treasurer and Chief Financial Officer Date: March 27, 2012

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

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	March 27, 2012

/s/ Shlomo Zakai —————————————— Shlomo Zakai	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2012

/s/ Avner Raanan —————————————— Avner Raanan	Director	March 27, 2012

/s/ Nissan Caspi —————————————— Nissan Caspi	Director	March 27, 2012

/s/ Amir Elbaz —————————————— Amir Elbaz	Director	March 27, 2012

/s/ Yuval Ganot —————————————— Yuvul Ganot	Director	March 27, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.2	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

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

10.33
Amended and Restated Business and Royalty Agreement between Global Energy Inc. and Covanta Energy Corporation, dated September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on October 4, 2011).

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

10.42
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

10.45
Letter from YA Global Investments, L.P., dated September 2, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 10, 2009).

10.46
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

10.50
Joint Venture Agreement dated November 12, 2008, by and between the Registrant, S.C. Supercom S.A. and S.C. Target Group S.R.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on November 20, 2008).

10.51
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

10.53
Purchase Agreement, dated March 3, 2009 between Global Energy Inc., Global N.R.G. Pacific Ltd. and Presaco Investments Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on March 10, 2009).

10.54
Agreement to Service Operation between Alphakat – Global Energy GmbH and Waste 2 Oil GmbH. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May12, 2009).

10.55
Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on September 15, 2009).

10.56
Amendment dated December 23, 2009 to a Security Purchase Agreement dated September 10, 2009 between Global Energy, Inc. and Yuval Ganot (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on December 29, 2009).

10.57
Employment Agreement, dated as of September 10, 2009, by and between Yuval Ganot and Global Energy, Inc. (incorporated by reference to Exhibit 10.59 to the Registrant’s annual report on Form 10-K filed with the Commission on April 15, 2010).

38

10.58
Consulting Agreement, dated as of January 1, 2009, by and between Amir Elbaz and Global Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2009).

10.59
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