Form 10-Q
period 2012-03-31
GLOBAL ENERGY INC
filed 2012-05-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 3, 2012, 317,753,571 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012
IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of March 31, 2012 and December 31, 2011	F-3
Statements of operations for the three months ended March 31, 2012
and 2011; and for the period from July 7, 2005 through March 31, 2012	F-4
Statements of changes in capital deficiency for the period of three months ended
March 31, 2012; and for the period from July 7, 2005 through December 31, 2011	F-5
Statements of cash flows for the three months ended March 31, 2012
and 2011; and for the period from July 7, 2005 through March 31, 2012	F-6 - F-7
Notes to interim financial statements	F-8 - F-20

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	March 31	December 31,
	2012	2011
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$178	$370
Advance to related party	3,740	3,740
Prepaid expenses	42	42
T o t a l current assets	3,960	4,152
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	784	784
T o t a l assets	$4,762	$4,954
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$-	$21
Accrued expenses	988	946
Advances from third party	3,743	3,743
Short term loan from related parties	18	18
Debentures convertible into shares	5,195	5,112
T o t a l current liabilities	9,944	9,840
ACCRUED SEVERENCE AND VACATION	52	51
MINORITY INTEREST	18	18
T o t a l liabilities	10,014	9,909
CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at March 31, 2012 and December 31, 2011 Issued and outstanding: 317,753,571 shares at March 31, 2012 and December 31, 2011	318	318
Additional paid-in capital	5,349	5,345
Warrants	1,215	1,215
Accumulated deficit during development stage	(12,061)	(11,760)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(5,252)	(4,955)
T o t a l liabilities net of capital deficiency	$4,762	$4,954

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2012	2011	2012
	(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(216)	$(240)	$(8,829)
LOSS FROM OPERATIONS	(216)	(240)	(8,829)
Interest expenses	(85)	(88)	(2,626)
Loss from operations of discounted component	-	-	(1,200)
Gain on sale of subsidiary	-	-	484
Gain on extinguishment of debts	-	-	110
NET LOSS (PROFIT) FOR THE PERIOD	$(301)	$(328)	$(12,061)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.001)	$(0.001)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	301,560,878	256,509,128

*	In the three month period ended March 31, 2012 and 2011 – includes $4 thousands and $28 thousand respectively of share-based compensation expenses.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2010 (audited):
Issuance of shares - net of issuance expenses	230,537,762	230	2,326	$843				3,399
Issuance of warrants				246				246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126				561
Issuance of shares - in relation with conversion of debentures	22,086,804	23	247					270
Share based compensation for services	33,337,500	33	1,014					1,047
Net loss for the period					$(11,760	) *		(11,760)
Issuance of options for services			1,245					1,245
BALANCE AT DECEMBER 31, 2011 (audited)	317,753,571	$318	$5,345	$1,215	$(11,760)		$(73)	$(4,955)
CHANGES DURING THE PERIOD OF THREE
MONTHS ENDED MARCH 31, 2012 (unaudited):
Net loss for the period					(301)			(301)
Issuance of options for services			4					4
BALANCE AT MARCH 31, 2012 (Unaudited)	317,753,571	$318	$5,349	$1,215	$(12,061)		$(73)	$(5,252)

*
After giving retroactive effect to the adoption of Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, as further described in note 8. This retroactive effect was not audited.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2012	2011	2012
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(301)	$(328)	$(12,061)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	-	-	67
Gain from sale of subsidiary	-	-	(484)
Share based compensation expenses	4	28	2,252
Expenses in respect of the convertibles debentures	83	88	2,337
Increase in accrued interest on short term loan from related parties	-	-	20
Increase in accrued interest on short term loans	-	-	46
Debt extinguishment	-	-	(110)
Increase (decrease) in accrued severance and vacation	1	1	52
Increase (decrease) in other accounts receivable and advance from supplier	-	8	(3,814)
Increase (decrease) in accounts payables	(21)	-	153
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	42	90	4,793
Net cash used in operating activities	(192)	(113)	(6,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Repayment of advance of machinery	-	-	150
Payment for purchasing of fixed assets	-	-	(1,383)
Net cash used in investing activities	-	-	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses		687	3,370
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	-	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	-	(493)
Proceeds from issuance of convertible debentures
and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	-	687	7,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(192)	574	110

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	370	128	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$178	$702	$178

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 8.

The accompanying notes are an integral part of the consolidated financial statement

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Three months ended		2005 through
	March 31		March 31,
	2012	2011	2012
	(Unaudited)		(Unaudited)
NON-CASH TRANSACTION:
Conversion of debentures into shares	$-	$100	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1	$30	$181
Cash paid during the period for income taxes	$-	$-	$-

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - GENERAL

a.	The Company was incorporated under the laws of the State of Nevada on February 16, 1999.

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until March 31, 2012.

b.
During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. , a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owned a 50.1% interest. During 2008 and 2009 the Company purchased the remaining 49.9% of Pacific.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of March 31, 2012 the Company net paid AlphaKat an amount of $781 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until March 31, 2012 Covanta had paid $3,743 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

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

As of March 31, 2012 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The December 31, 2011 Condensed Balance Sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company had approximately $178 thousand in cash and cash equivalents, approximately $5,984 thousand in negative working capital, a stockholders’ deficit of approximately $5,252 thousand and an accumulated deficit during development stage of approximately $12,061 thousand.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 Pursuant to the term of such debenture.

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.52 million.  Discussions with several holders of debentures to obtain a waiver of such default have not yet been successful.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,112	5,112
Accrued expenses	-	-	946	946
Short term loans	-	-	18	18
Total liabilities	-	-	6,076	6,076

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,195	5,195
Accrued expenses	-	-	988	988
Short term loans	-	-	18	18
Total liabilities	-	-	6,201	6,201

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, " Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income ," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted both ASUs as of January 1, 2012. The adoption of these standards did not impact the condensed consolidated financial statement and related footnote disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. The Company believes this standard will expand our condensed consolidated financial statement footnote disclosures.

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

Options to Directors and Employees:

As of March 31, 2012, there were no unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

Common shares:

On September 10, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Yuval Ganot, an accredited investor and Noam Elimelech Ltd. (the “Investor”). Subject to the terms of the Agreement, on the closing date (the “Closing Date”) and on the 15th day of each calendar month subsequent to the Closing Date, for a period of sixteen months (each such day, a “Subsequent Closing”), the Investor shall purchase a total aggregate amount of up to 150,000,000 but not less than 100,000,000 of the Registrant’s shares of Common Stock (the “Shares”) in exchange for an aggregate purchase price of up to $1,500,000. The effective purchase price is $0.01 per share. The proceeds from the Agreement shall be used for general working capital. Pursuant to the terms of the Agreement, the Investor may, at his sole and absolute discretion, elect not to purchase all or a part of the portion of the shares scheduled to be purchased on the final Subsequent Closing (50,000,000 Shares). The agreement with the Investor was amended on March 15, 2010. 150,000,000 shares have been placed in escrow pending receipt of the investment. During the years ended December 31, 2010 and 2009 the investor invested $659,815 and $152,637, respectively which entitled the investor to 65,981,532 and 15,263,700 shares, respectively, from the shares held in escrow.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

Debenture I is in a principal amount of $3.17 million, bears interest at 8% per annum and has a maturity date of 36 months from issuance, with an extension to 48 months if a "second financing milestone" is reached.  No payments are due for first 18 months (24 months if the "first financing milestone" is reached, and 36 months if the "second financing milestone" is reached), with $150,000 per month thereafter.  Payments can be made in cash or stock at a 5% discount to market price, provided among other things the shares can be resold and there is no event of default.  This debenture is convertible into common stock at $.05 per share, and 80,000,000 shares have initially been reserved for this debenture.  Global Energy can redeem this debenture at anytime with a 15% redemption premium.

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

•
YA Global’s Lock up.  Beginning on date of Agreement and ending on the earlier of (i) February 1, 2012 or (ii) upon an event of default, on any particular Trading Day, except for any sales by the YA Global at a price of seven and one half cents ($0.075) or more, YA Global may not sell sucnumber of shares of Common Stock that would exceed 20% of the volume traded during such Trading Day, unless waived by Global Energy.

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

The Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 Pursuant to the term of such debenture.

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.52 million.  Discussions with several holders of debentures to obtain a waiver of such default have not yet been successful.

A beneficial holder of a portion of Debenture I that is currently held by U-Trend for the benefit of such holder has requested that the Company split its debenture from that of U-Trend, and the Company has requested such holder to obtain approval from the receiver overseeing all matters relating to the debentures held by U-Trend with respect to such split.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  Such beneficial holder has demanded immediate payment of its portion of the debenture and/or issuance of saleable stock that the Company is required to pay due to its failure to meet the second financing milestone in accordance with the terms of the debenture and payment of such amount on a monthly basis.  Management is not able to determine the outcome of such demand nor can management estimate the potential loss, if any, related to this demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 30, 2012.

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

Critical Accounting Policies

A. Going concern considerations

As of March 31, 2012, we had negative working capital of approximately $5,984,000 and an accumulated capital shareholders’ deficiency of approximately $5,252,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 Pursuant to the term of such debenture.

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.52 million.  Discussions with several holders of debentures to obtain a waiver of such default have not yet been successful.

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

Results of Operations – For the Three Month Period Ended March 31, 2012

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the three months period ended March 31, 2012 and incurred a loss of $301,000 during that period.

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents were approximately $178,000 compared to $370,000 as of December 31, 2011, and we had a negative working capital of $5,984,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending March 31, 2013, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$180,000
Total	$420,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2011 (and in light of management's conclusion that there was no change in our internal control over financial reporting that occurred during the first three months of this year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting), as of March 31, 2012, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the  first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 Pursuant to the term of such debenture.

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.52 million.  Discussions with several holders of debentures to obtain a waiver of such default have not yet been successful.

A beneficial holder of a portion of Debenture I that is currently held by U-Trend for the benefit of such holder has requested that the Company split its debenture from that of U-Trend, and the Company has requested such holder to obtain approval from the receiver overseeing all matters relating to the debentures held by U-Trend with respect to such split.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  Such beneficial holder has demanded immediate payment of its portion of the debenture and/or issuance of saleable stock that the Company is required to pay due to its failure to meet the second financing milestone in accordance with the terms of the debenture and payment of such amount on a monthly basis.  Management is not able to determine the outcome of such demand nor can management estimate the potential loss, if any, related to this demand.

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

Date: May 15, 2012

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