Form 10-K
period 2012-12-31
GLOBAL ENERGY INC
filed 2013-04-15
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 million (based on the average bid and asked price for the registrant’s common stock on June 29, 2012 on the OTC Bulletin Board of $0.0094 per share).

At March 30, 2013, 317,753,571 shares of the registrant’s common stock were outstanding.

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

        We are currently stopped all negotiating with potential local partners to build plants in various jurisdictions around the world. We are  concentrate on the R&D work done under the BIRDF program.

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

        There are two general categories of technology being developed for second generation fuels:  (i) biochemical, which involves enzymes and other micro-organisms to convert cellulose and hemicellulose into sugar which is fermented into ethanol, and (ii) thermo-chemical, which utilizes pyrolysis, a form of incineration that decomposes organic materials, as well as gasification technologies to produce synthesis gas from which a wide range of fuels can be produced.

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

Defaults upon senior securities

The Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 pursuant to the term of such debenture. The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.71 million. The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Employees

        As of December 31, 2012, we had three part-time employees. We believe our relationships with our employees are good.

Item 1A.  Risk Factors

        Not Applicable.

Item 1B.  Unresolved Staff Comments

        Not Applicable.

Item 2.  Properties

        We have no properties in Israel, and we currently lease approximately 10 square meters of office space from our director ,Yuval Ganot, in Tel Aviv, Israel.

Item 3.  Legal Proceedings

       Not applicable.

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

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 8, 2013, was $0.0048 per share.

	Low	High

2011
First Quarter	$0.033	$0.049
Second Quarter	$0.036	$0.059
Third Quarter	$0.022	$0.04
Fourth Quarter	$0.02	$0.03

2012
First Quarter	$0.0297	$0.0299
Second Quarter	$0.015	$0.019
Third Quarter	$0.0119	$0.0119
Fourth Quarter	$0.0089	$0.0089

Holders

        As of March 31, 2013, there were 317,753,571 shares of our common stock issued and outstanding held by 120 stockholders of record.

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

Recent Sales of Unregistered Securities

        No Options were issued throughout the 2012 fiscal year. For more information, see Item. 11 entitled “Executive Compensation”.

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

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2012.

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

Critical Accounting Policies

Going concern considerations

        As of December 31, 2012, we had negative working capital of approximately $6,699,000 and an accumulated capital deficiency of approximately $5,968,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2012, we have had no significant revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company is required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.71 million under Debenture I.   The Company has held numerous meetings with these representatives to discuss the Event of Default.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $18,000 during the period between December 31, 2012 and December 31, 2013, as described in detail in Item 1. entitled “Business” under “Transactions with our stockholders”.

Liquidity and Capital Resources

In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants.  In addition, pursuant to a Securities Purchase Agreement with Yuval Ganot, as of December 31, 2011, we had sold an aggregate of 150,000,000 of our shares of common stock for an aggregate purchase price of $1,500,000.  As of December 31, 2012, our cash and cash equivalents were $21,000 compared to $370,000 as of December 31, 2012, and we had a negative working capital of $6,699,000.

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

Results of Operations for the Year ended December 31, 2012

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate significant revenues in the fiscal year ended December 31, 2012 and incurred a cumulative loss of $12,777,000 from July 7, 2005 through December 31, 2012.

Off-Balance Sheet Arrangements

        We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending in December 2013, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of over employees, office and maintenance costs, among others, in order to execute our plan of operations. Such amount excludes installments in the amount of $150,000 per month beginning on March 1, 2012 on account of debentures in the outstanding amounts of (principal and interest) US $3,854,438. The Company has not made such monthly installments payments and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.71 million under Debenture I.   The Company has held numerous meetings with these representatives to discuss the Event of Default.

The following table provides our current estimate of the break down of costs for the upcoming year of operations:

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$360,000
Total	$600,000

Newly Issued Accounting Pronouncements

        None material.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.  Financial Statements and Supplementary Data

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

2012 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2012 ANNUAL REPORT

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Energy, Inc.:

We have audited the accompanying balance sheets of Global Energy, Inc. and subsidiaries (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and from inception (July 7, 2005) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (July 7, 2005) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
April 15, 2013

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	U.S dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$21	$370
Advance to related party	3,740	3,740
Other accounts receivable	40	42
T o t a l current assets	3,801	4,152

ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	783	784
T o t a l assets	$4,602	$4,954
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accounts payables	$-	$21
Accrued expenses	1,295	946
Advance from third party	3,743	3,743
Short term loans from related parties	18	18
Debentures convertible into shares	5,444	5,112
T o t a l current liabilities	10,500	9,840
ACCRUED SEVERENCE AND VACATION	52	51
MINORITY INTEREST	18	18
T o t a l liabilities	10,570	9,909
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 9) - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at December 31, 2012 and 2011; Issued and outstanding: 317,753,571 shares at December 31, 2012 and 2011	318	318
Additional paid-in capital	5,349	5,345
Warrants	1,215	1,215
Accumulated deficit during development stage	(12,777)	(11,760)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(5,968)	(4,955)
T o t a l liabilities net of capital deficiency	$4,602	$4,954

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2012	2011	2012
	U.S dollars in thousands, except share data
OPERATING EXPENSES -
General and Administrative expenses (*)	$(681)	$(932)	$(9,294)
LOSS FROM OPERATIONS	(681)	(932)	(9,294)

OTHER INCOME (EXPENSES)
Interest expenses	(336)	(341)	(2,877)
Loss from operations of discontinued component	-	-	(1,200)
Gain on extinguishment of debts	-	-	110
Gain on sale of subsidiary	-	-	484
NET LOSS	$(1,017)	$(1,273)	$(12,777)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.003)	$(0.004)

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	317,753,571	301,560,878

* In the year ended December 31, 2012 - includes $4 thousand share-based compensation (31.12.2011- $110 thousands).

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		Stage	deficiency
BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2010:
Issuance of shares - net of issuance expenses	158,449,662	158	1,677	$843				2,678
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	27,141,505	27	408	126				561
Share based compensation for services	33,337,500	33	1,014					1,047
Issuance of shares - in relation with conversion of debentures	12,086,804	13	157					170
Net loss for the period					$(10,487	) *		(10,487)
Issuance of options for services			1,135					1,135
BALANCE AT DECEMBER 31, 2010	235,665,471	$236	$4,496	$1,215	$(10,487)		$(73)	$(4,613)
CHANGES DURING THE YEAR ENDED December 31, 2011 :
Issuance of shares- net of issuance expenses	72,088,100	72	649					721
Issuance of shares - in relation with conversion of debentures	10,000,000	10	90					100
Net loss for the period					(1,273)			(1,273)
Issuance of options for services			110					110
BALANCE AT December 31, 2011	317,753,571	$318	$5,345	$1,215	$(11,760)		$(73)	$(4,955)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit	Deficit
					accumulated	accumulated
			Additional		during the	before the	Total
	Share capital		paid-in		development	development	capital
	Number	capital	Capital	warrants	stage	stage	deficiency
BALANCE AT December 31, 2011	317,753,571	$318	$5,345	$1,215	$(11,760)	$(73)	$(4,955)
CHANGES DURING THE YEAR ENDED
December 31, 2012 :
Net loss for the period					(1,017)		(1,017)
Issuance of options for services			4				4
BALANCE AT December 31, 2012	317,753,571	$318	$5,349	$1,215	$(12,777)	$(73)	$(5,968)

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2012	2011	2012
	U.S dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,017)	$(1,273)	$(12,777)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	1	1	68
Gain from sale of subsidiary	-	-	(484)
Debt extinguishments	-	-	(110)
Share based compensation expenses	4	110	2,253
Increase in accrued interest on short term loan from related parties	-	-	20
Increase in accrued interest on short term loans	-	-	46
Expenses in respect of the convertibles debentures	332	337	2,586
Increase (decrease) Accrued severance and vacation	1	(4)	52
Decrease (increase) in other accounts receivable and advance from supplier	2	1	(3,812)
Increase (decrease) in accounts payables	(21)	21	154
Increase (decrease) in other accounts payable accrued expenses and advances from third party	349	182	5,098
Net cash used in operating activities	(349)	(625)	(6,906)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Repayment of advance of machinery	-	150	150
Payment for purchasing of property and equipment	-	(4)	(1,383)
Net cash provided by (used in) investing activities	-	146	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	-	721	3,370
Loans received from shareholders and related parties	-	-	528
Loans received from others	-	-	316
Debentures repaid	-	-	(70)
Proceeds from debt issuance	-	-	46
Proceeds from issuance of convertible debentures and warrants net of issuance expenses	-	-	3,720
Loans repaid	-	-	(493)
Net cash provided by financing activities	-	721	7,417
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(349)	242	(47)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	370	128	68
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21	$370	$21

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2012	2011	2012
	U.S dollars in thousands
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$180
Income taxes	$-	$-	$-

NON-CASH TRANSACTION:
Conversion of debentures into shares	-	100

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. ("the Company") will continue as a going concern. As of December 31, 2012, the Company had approximately $21 thousand in cash and cash equivalents, approximately $6,699 thousand in negative working capital, a shareholders’ deficit of approximately $5,968 thousand and an accumulated deficit during development stage of approximately $12,777 thousand.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company was required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.71 million under Debenture I.  Discussions with several holders of debentures to obtain a waiver of such default have not been successful.

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until December 31, 2012.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	General (continued):

a.
During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd., a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owned a 50.1% interest. During 2008 and 2009 the Company purchased the remaining 49.9% of Pacific.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of December 31, 2012 the Company net paid AlphaKat an amount of $781 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

As of December 31, 2012, no such KDV-based projects were initiated

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

As of December 31, 2012 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,444	5,444
Accrued expenses	-	-	1,295	1,295
Short term loans	-	-	18	18
Total liabilities	-	-	6,757	6,757

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,112	5,112
Accrued expenses	-	-	946	946
Short term loans	-	-	18	18
Total liabilities	-	-	6,076	6,076

k.	Share-based payments

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model.

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Share-based payments (continue)

For the years ended December 31, 2012 and 2011, there were no share based compensation payments.

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

p.	Newly issued accounting pronouncements:

We do not expect that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

	December 31
	2012	2011
	U.S dollars in thousands
Prepaid expenses	$7	$20
Governmental Institutions	3	15
Other receivable	30	7
	$40	$42

NOTE 3 - PROPERTY AND EQUIPMENT:

	December 31
	2012	2011
	U.S dollars in thousands
Cost:
Advances on account of
acquisition of machinery	$781	$781
Computer software and electronic equipment	10	10
Furniture	21	21
	812	812
Less, accumulated depreciation and amortization	29	28
	$783	$784

NOTE 4 – ACCRUED EXPENSES:

	December 31
	2012	2011
	U.S dollars in thousands
Accrued expenses	$1,261	$913
Employees and payroll accruals	33	32
Government authorities	1	1
	$1,295	$946

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - SHORT TERM LOANS FROM RELATED PARTIES:

	2012	2011
	U.S dollars in thousands
Loans from other shareholders (a)	18	18
	$18	$18

(a)	The Company borrowed $18 thousand from four shareholders of the Company on May 4, 2006. The loans are unsecured, non-interest bearing and due on demand.

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

In the year ended December 31, 2010 the Company paid $30,000 on account of the August 7, 2009 agreement as detailed above.

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

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.71 million.  The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2012, 2011 and 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Balance – December 31, 2010 - outstanding	7,500,000	$0.01	2.50
Balance – December 31, 2010 - exercisable	7,500,000	$0.01	2.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2011 - outstanding	7,500,000	$0.01	1.50
Balance – December 31, 2011 - exercisable	7,500,000	$0.01	1.50

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2012 - outstanding	7,500,000	$0.01	0.50
Balance – December 31, 2012 - exercisable	7,500,000	$0.01	0.50

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

The following table presents the Company’s stock option and warrants activity for employees, officers and directors of the Company for the years ended December 31, 2010 through 2012:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	20,905,021	0.040
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2011	20,905,021	0.040
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2012	20,905,021	0.040
Number of options exercisable at December 31, 2012	20,905,021
Number of options exercisable at December 31, 2011	17,905,021

The following table summarizes information about options and warrants to employees, officers and directors outstanding at December 31, 2012 under the plans:

	Options and warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.010	5,055,021	5.25	5,055,021	0.010
0.0243	4,600,000	1.02	4,600,000	0.0243
0.0304	4,600,000	1.02	4,600,000	0.0304
0.0365	4,600,000	1.02	4,600,000	0.0365
0.150	683,333	7.00	683,333	0.150
0.175	683,333	7.00	683,333	0.175
0.200	683,333	7.00	683,333	0.200
	20,905,021		20,905,021

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

b.	Stock option plan (continued):

No options were granted during the years ended December 31, 2012 and 2011. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $108 thousands (December 31, 2012, zero). The intrinsic value is calculated as the difference between the market value as of December 31, 2012 and the exercise price of shares. The market value as of December 31, 2012 was $0.0055 per share as reported by NASDAQ. As of December 31, 2012 the total number of options vested and expected to vest was 20,905,021 with a weighted average exercise price of $0.04 per share, no intrinsic value and weighted average remaining contractual life of 2.6 years.

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2012, 2011 and 2010 were $4 thousands, $110 thousand and $572 thousand, respectively.

As of December 31, 2012, there were no  unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

GLOBAL ENERGY INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

A summary of the status of the stock options granted to non-employees as of December 31, 2012, 2011 and 2010, and changes during the year ended on those dates, is presented below:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31,2010	4,759,749	0.071
Granted	-	-
Exercised	3,333,334	0.01
Forfeited or expired	1,426,415	0.21
Outstanding at December 31,2011	-	-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2012	-	-
Number of options exercisable at December 31, 2012	-
Number of options exercisable at December 31, 2011	-

The Company recorded stock compensation of $138 thousand during the year ended December 31, 2010, related to consulting services (none during the years ended December 31, 2012 and 2011).

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

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2010 and thereafter is as follows:  2010 - 25%, in the 2011 tax year – 24% and in the 2012 tax year and thereafter the applicable Companies Tax rate is 25%.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$3,289	$2,995	$2,401
Valuation allowance	(3,289)	(2,995)	(2,401)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, December 31, 2011	$2,995
Increase	294
Valuation allowance, December 31, 2012	$3,299

At December 31, 2012, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $6,812 thousand. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States may be severely limited under the Internal Revenue Code for losses incurred prior to 2007.Carryforward losses of the Company's Israeli subsidiaries aggregate $3,623 thousand at December 31, 2012.

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

NOTE 11 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2012	December 31, 2011
Options:
Weighted average number, in thousands	20,905	17,905
Weighted average exercise price	$0.04	$0.04
Warrants:
Weighted average number, in thousands	7,500	7,500
Weighted average exercise price	$0.01	$0.01
Convertible Debt:
Weighted average number, in thousands	236,087	223,035
Weighted average Conversion price	$0.04	$0.04

NOTE 12- RELATED PARTY TRANSACTIONS

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

(a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

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

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 31, 2013.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi(1)	59	President, Chief Executive Officer, Director
Shlomo Zakai	44	Treasurer and Chief Financial Officer
Yuval Ganot	41	Director

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

        Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Audit Committee

The entire board of directors is currently acting as the Company's audit committee. The audit committee has general responsibility for oversight of internal controls, accounting and audit activities and the legal compliance of the Company and its subsidiaries. The audit committee operates under a charter adopted by the Board of Directors.

Compensation Committee

        The Company currently does not have a standing compensation committee due to the size of our board.  Once suitable board candidates are located and elected, the board intends to appoint a standing compensation committee.  Both of our directors participate in the consideration of executive officer and director compensation.

Code of Ethics

We have not yet adopted a corporate code of ethics. Given our current operations, management does not believe a code of ethics is necessary at this stage of our development.

Audit Committee Financial Expert

Our Board of Directors determined that the Audit Committee does not have an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K . Our board believes that the interests of our stockholders can be adequately served for the time being by the current members  but intends to add such an expert to the board once a suitable candidate can be identified and recruited.

Item 11.  Executive Compensation

The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2012 and 2011.

Summary Compensation

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)

Asi Shalgi	2012	150,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	205,464
President, CEO and Director(1)	2011	150,000	Nil	Nil	55,464	Nil	Nil	Nil	205,464

Alex Werber(5) CFO	2011	18,084	Nil	Nil	Nil	Nil	Nil	Nil	18,084

Shlomo Zakai	2012	27,565 (2)	Nil	Nil	Nil	Nil	Nil	Nil	27,565
CFO	2011	20,902	Nil	Nil	Nil	Nil	Nil	Nil	20,902

Yuval Ganot	2012	127,500 (2)	Nil	Nil	Nil	Nil	Nil	Nil	127,500
Director	2011	127,500	Nil	Nil	Nil	Nil	Nil	Nil	127,500

(1)	Mr. Shalgi did not receive any compensation as a director of our company.

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi					April 30,
President,	5,055,021	Nil	Nil	$0.01	2017	Nil	Nil	Nil	Nil
	9,000,000	Nil	Nil	$0.0243 to $0.0365	January 31, 2015	Nil	Nil	Nil	Nil

CEO and Director (1) Yuval Ganot Director (2)	600,000	Nil	Nil	$0.0243 to $0.0365	January 31, 2013	Nil	Nil	Nil	Nil

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

Director Compensation Policy

We had paid our directors $1,000 per month for their service to us until their resignation and grant options to our directors on an annual basis at the discretion of the Board of Directors

On July 27, 2012, Nissan Caspi resigned from the board of directors effective as of July 18, 2012, on July 27, 2012, Amir Elbaz resigned from the board of directors effective as of July 27, 2012, and on July 29, 2012, Avner Raanan resigned from the board of directors effective as of July 30, 2012.

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

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Avner Raanan(2)	3,658	Nil	Nil (3)	Nil	Nil	Nil	3,658

Nissan Caspi(2)	3,639	Nil	Nil (3)	Nil	Nil	Nil	3,639

Amir Elbaz(2)	7,103	Nil	Nil (3)	Nil	Nil	Nil	7,103

(1)	Paid during the fiscal year ended December 31, 2012.
(2)
On July 27, 2012, Nissan Caspi resigned from the board of directors effective as of July 18, 2012, on July 27, 2012, Amir Elbaz resigned from the board of directors effective as of July 27, 2012, and on July 29, 2012, Avner Raanan resigned from the board of directors effective as of July 30, 2012.

(3)
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides certain information with respect to the beneficial ownership of our common stock as of March 31, 2013 for:

—	each beneficial owner of more than 5% of our outstanding common stock;

—	each of our executive officers;

—	each of our directors; and

—	all of our executive officers and directors as a group.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2013. Applicable percentages are based on shares of common stock outstanding on March 31, 2013.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

U-Trend beneficiaries (3)	126,469,449	29.13%
Tomer Katz(4)	41,351,800	11.52%
Viskoben Limited(5) (6)	16,688,668	4.99%
Asi Shalgi (7) President, CEO, Secretary, and Director	51,836,691	14.75%
Shlomo Zakai
Treasurer and CFO	-	*
Yuval Ganot(8)
Director	153,752,500	48.39%
Noam Elimelech Ltd. (9)	150,000,000	47.21%

All executive officers and directors as a group (5 persons)	212,371,135	66.36%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, 52681, Israel.

(2)
Based on 317,753,571 shares of our common stock issued and outstanding as of March 31, 2012. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(6)
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

(7)
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

(8)
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

(9)
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

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2012, the loans are still outstanding.

Director Independence

        We currently act with two directors, consisting of Asi Shalgi and and Yuval Ganot. Neither of them is an  “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        Our Board of Directors approved the engagement of our accountants and all services provided to us by our accountants in fiscal year 2012 prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2012 and December 31, 2011.

	Fiscal Year Ended December 31,
	2012	2011
	(in thousands)

Audit Fees	$35	$35
Audit-Related Fees	$-	$-
Tax Fees	$2	$2
All Other Fees	$-	$-
Total	$37	$37

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: April 15, 2013	/s/ Shlomo Zakai —————————————— Shlomo Zakai Treasurer and Chief Financial Officer Date: April 15, 2013

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

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	April 15, 2013

/s/ Shlomo Zakai —————————————— Shlomo Zakai	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2013

/s/ Yuval Ganot —————————————— Yuvul Ganot	Director	April 15, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.2	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

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

10.60
Teaming Agreement between Global Energy Inc., Covanta Energy Corporation and Rafael Advanced Defense Systems Ltd., dated February 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on August 28, 2012).

10.61
Cooperation Agreement between Global Energy Inc. and Rafael Advanced Defense Systems Ltd., dated July 22, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the Commission on August 28, 2012).

10.62
Agreement between Global Energy Inc. and Yaron Aviezer, dated August 2, 2012 (unofficial translation into English) (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed with the Commission on August 28, 2012).

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