Form 10-Q
period 2013-06-30
GLOBAL ENERGY INC
filed 2013-08-14
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-28025

Global Energy Inc.
(Exact name of registrant as specified in its charter)

Nevada	86-0951473
(State or Other Jurisdiction of	(IRS Employer
Identification No.)	Incorporation or Organization)

16 Menachem Begin Street, Gama Building, 5th floor,	52681
Ramat Gan, Israel (Address of Principal Executive Offices)	(Zip Code)

+972-03-609-1690
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

On August 11, 2013, 317,753,571 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30	December 31,
	2013	2012
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$16	$21
Advance to related party	3,740	3,740
Accounts receivable and prepaid expenses	85	40
T o t a l current assets	3,841	3,801
ADVANCE TO MINORITY INTEREST SHAREHOLDER	18	18
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	783	783
T o t a l assets	$4,642	$4,602
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	$1,537	$1,295
Advances from third party	3,743	3,743
Short term loan from related parties	18	18
Debentures convertible into shares	5,609	5,444
T o t a l current liabilities	10,907	10,500
ACCRUED SEVERENCE AND VACATION	54	52
MINORITY INTEREST	18	18
T o t a l liabilities	10,979	10,570
CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at June 30, 2013 and December 31, 2012 Issued and outstanding: 317,753,571 shares at June 30, 2013 and December 31, 2012	318	318
Additional paid-in capital	5,349	5,349
Warrants	1,215	1,215
Accumulated deficit during development stage	(13,146)	(12,777)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(6,337)	(5,968)
T o t a l liabilities net of capital deficiency	$4,642	$4,602

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					Cumulative
					from July 7,
	Six months ended		Three months ended		2005 through
	June 30		June 30		June 30,
	2013	2012	2013	2012	2013
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(202)	$(375)	$(50)	$(159)	$(9,496)
LOSS FROM OPERATIONS	(202)	(375)	(50)	(159)	(9,496)
Interest expenses	(167)	(172)	(83)	(87)	(3,044)
Loss from operations of discounted component	-	-	-	-	(1,200)
Gain on sale of subsidiary	-	-	-	-	484
Gain on extinguishment of debts	-	-	-	-	110
NET LOSS (PROFIT) FOR THE PERIOD	$(369)	$(547)	$(133)	$(246)	$(13,146)

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE	$(0.001)	$(0.002)	$(0.0004)	$(0.001)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	317,753,571	317,753,571	317,753,571	317,753,571

*	In the six month period ended June 30, 2012 – includes $4 thousand respectively of share-based compensation expenses.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2012 (audited):
Issuance of shares - net of issuance expenses	230,537,762	230	2,326	$843				3,399
Issuance of warrants				246				246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126				561
Issuance of shares - in relation with conversion of debentures	22,086,804	23	247					270
Share based compensation for services	33,337,500	33	1,014					1,047
Net loss for the period					$(12,777	) *		(12,777)
Issuance of options for services			1,249					1,249
BALANCE AT DECEMBER 31, 2012 (audited)	317,753,571	$318	$5,349	$1,215	$(12,777)		$(73)	$(5,968)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2013 (unaudited):
Net loss for the period					(369)			(369)
BALANCE AT JUNE 30, 2013 (Unaudited)	317,753,571	$318	$5,349	$1,215	$(13,146)		$(73)	$(6,337)

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

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2013	2012	2013
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(369)	$(547)	$(13,146)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	-	1	69
Gain from sale of subsidiary	-	-	(484)
Share based compensation expenses	-	4	2,253
Expenses in respect of the convertibles debentures	165	165	2,751
Increase in accrued interest on short term loan from related parties	-	-	20
Increase in accrued interest on short term loans	-	-	46
Debt extinguishment	-	-	(110)
Increase (decrease) in accrued severance and vacation	2	(1)	54
Increase (decrease) in other accounts receivable and advance from supplier	(45)	(3)	(3,859)
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	242	37	5,495
Net cash used in operating activities	(5)	(344)	(6,911)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Repayment of advance of machinery	-	-	150
Payment for purchasing of fixed assets	-	-	(1,383)
Net cash used in investing activities	-	-	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses			3,370
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	-	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	-	(493)
Proceeds from issuance of convertible debentures	-	-
and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	-	-	7,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	(344)	(52)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21	370	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$16	$26	$16

*	After giving retroactive effect to the adoption of Staff Position No. APB 14-1, as further described in note 8.

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2013.

b.
During May 2007, the Company established two subsidiaries in Israel: Global Fuel Israel Ltd. , a fully owned subsidiary, and Global N.R.G. Pacific Ltd. (“Pacific”), of which the Company owned a 50.1% interest. During 2008 and 2009 the Company purchased the remaining 49.9% of Pacific.

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of June 30, 2013 the Company net paid AlphaKat an amount of $781 thousand on account of a KDV500 plant that has yet to be ordered. This amount is presented in the financial statements as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until June 30, 2013 Covanta had paid $3,743 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and is presented in these financial statements as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party").

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

As of June 30, 2013 and as of the date of the approval of these financial statements, no such KDV-based projects were initiated.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company had approximately $16 thousand in cash and cash equivalents, approximately $7,066 thousand in negative working capital, a stockholders’ deficit of approximately $6,337 thousand and an accumulated deficit during development stage of approximately $13,146 thousand.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company was required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.83 million under Debenture I.  Discussions with several holders of debentures to obtain a waiver of such default are negotiated during the last quarter and have not been successful.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,444	5,444
Accrued expenses	-	-	1,295	1,295
Short term loans	-	-	18	18
Total liabilities	-	-	6,757	6,757

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,609	5,609
Accrued expenses	-	-	1,537	1,537
Short term loans	-	-	18	18
Total liabilities	-	-	7,164	7,164

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

Options to Directors and Employees:

As of June 30, 2013, there were no unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

·
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

·	The applicable conversion price was reduced from $2.20 to $1.25 for all debentures outstanding;

·	The exercise prices of the warrants were reduced from $2.50 and $2.35 to $1.25.

On July 15, 2008, while the Company was seeking to raise additional financing by selling units of common stocks and warrants ("offering"), the Company entered into amended agreement with the Investor. The agreement amends the agreement dated July 6, 2007 between the Company and the Investor. The amendment allows the Company to immediately defer certain principal and interest payments due under the Debentures Agreement in consideration of:

·	The Company issued the Investor 200,000 restricted shares of its common stock (the restriction is on their trade-ability for the first 180 days after registration):

·
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

·
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

·
The applicable conversion price was further reduced to the price of shares that were to be issued in the offering, for all Debentures outstanding (since the shares were eventually sold in the offering at the price of $0.1 per share, the new applicable conversion price is $0.1);

·
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

·	The Company issued the Investor 1,000,000 restricted shares of its common stock (the restriction is on their tradeability for the first 180 days after registration);

·	The interest rate on the Debentures was increased from 10% to 12% as of that date;

·	The Company paid an amount of $180 thousand as interest directly from the proceeds of the offering (see Note 12a) to the debenture investors;

·	The repayment schedule of the Debentures was revised and commenced in November 2008.

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

·
Global Energy provided a cash flow projection budget in a form acceptable to YA Global, demonstrating that the Global Energy will have sufficient cash flows to fund its operations for a period of at least 12 months.

·	Global Energy made a cash payment under the existing debentures of $30,000.

Issuance of Amended Debenture and Warrant Amendments:

·
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

·
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

·	Warrants. The exercise price of the Warrants was reduced to $0.01 per share and the number of shares underlying the Warrants remains unchanged.

·
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

·
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

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture. Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.83 million.  The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below, elsewhere in this report, and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on June 30, 2008.

Important factors that may cause actual results to differ from projections include our lack of operating history:

·	our dependence on additional financing;
·	our inability to establish production facilities for our KDV products and to generate revenues from sales of our bio-fuel and diesel;
·	our inability to commercialize and develop the technology we have licensed;
·	the possibility that our technology does not work as well as expected
·
governmental regulation and oversight, including whether or not we are able to obtain the governmental approvals necessary to allow our bio-fuel to be marketed as “bio-diesel,” a fuel additive, or, alternatively, to be marketed as a new class of bio-fuel or diesel;

·	market acceptance of our bio-fuel or diesel;
·	an increase in competition in the bio-fuel and alternative fuel market;
·	unexpected costs and operating deficits, and lower than expected revenues;
·	adverse results of any legal proceedings;
·	changes in economic conditions, adverse exchange rates and financial markets;
·	unanticipated problems and delays in engineering and construction;
·	potential environmental liabilities, weather, mechanical failures, safety concerns, labor problems and financing problems;
·	the risk that we will not be able to execute our business plan, such as entering into agreements with strategic partners, leasing land, obtaining loans, etc;
·	our inability to retain key employees;
·	changes in energy prices and the high cost of alternative fuels; and
·	other specific risks referenced in this quarterly report.

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

Critical Accounting Policies

A. Going concern considerations

As of June 30, 2013, we had negative working capital of approximately $7,066,000 and an accumulated capital shareholders’ deficiency of approximately $6,337,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company is required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.83 million under Debenture I.   The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Results of Operations – For the Six Month Period Ended June 30, 2013

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the six months period ended June 30, 2013 and incurred a loss of $369,000 during that period.

Liquidity and Capital Resources

As of June 30, 2013, our cash and cash equivalents were approximately $16,000 compared to $21,000 as of December 31, 2012, and we had a negative working capital of $7,066,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending June 30, 2014, we estimate expending a total of approximately $420,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$180,000
Total	$420,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2012 (and in light of the resignation of three directors, constituting our entire audit committee, during the quarter ended September 30, 2012), as of June 30, 2013, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

During the quarter ended September 30, 2012, three directors, constituting our entire audit committee, resigned from our board of directors.  Our board of directors currently acts as our audit committee.  The Company expects to appoint or elect additional members to our board of directors who would serve on our audit committee following the execution of an agreement with the holders of our debentures and/or their representatives with respect to the Event of Default under our debentures.  Except for the foregoing, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the  quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 pursuant to the term of such debenture. The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.83 million. The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Date: August 14, 2013

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