Form 10-K
period 2013-12-31
GLOBAL ENERGY INC
filed 2014-04-14
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 million (based on the average bid and asked price for the registrant’s common stock on June 28, 2013 on the OTC Bulletin Board of $0.005 per share).

At March 31, 2014, 317,753,571 shares of the registrant’s common stock were outstanding.

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

Company Strategy

        Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels – primarily biofuels based on corn and other feedstocks. Interest world-wide has recently focused on second and third generation of cellulosic ethanol, which is biofuel produced from wood, grasses, and the non-edible parts of plants, as well as different technologies utilizing gasification of biomass to liquid. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola). Recent interest in the U.S. market has focused on Renewable Drop-In Fuel ("RDIF"), an area well-suited to number of technologies.

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

        We are currently stopped all negotiating with potential local partners to build plants in various jurisdictions around the world. We stopped our  R&D work on KDV technology done under the BIRDF program.

As a result the company is seeking for reliable proven technology. The company continues to observe the effort done by Dr. Koch in other places, yet with no proven results.

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

Based on the fact that the Company stopped its R&D process of the KDV technology all the above business development agreements are not in effect.

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

•
"First Financing Milestone" means the raising of at least $1.5 million in gross proceeds from (i) the Transaction or (ii) any financing transaction resulting in cash proceeds to Global Energy  (provided that (a) such transaction does not violate any provisions of the YA Global financing documents or (b) YA Global consents to such transaction) (an "Approved Transaction"), and "Second FinancingMilestone" means the raising of at least $2 million in gross proceeds from (i) the Transaction or (ii) any other Approved Offering on or before March 1, 2012.

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

Employees

        As of December 31, 2013, we had one full-time employee and two part-time employees. We believe our relationships with our employees are good.

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

        The following table shows the quarterly high and low reported bid prices per share for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 31, 2014, was $0.0033 per share.

	Low	High

2012
First Quarter	$0.0297	$0.0299
Second Quarter	$0.015	$0.019
Third Quarter	$0.0119	$0.0119
Fourth Quarter	$0.0089	$0.0089

2013
First Quarter	$0.004	$0.0064
Second Quarter	$0.002	$0.0074
Third Quarter	$0.0027	$0.0051
Fourth Quarter	$0.002	$0.007

Holders

        As of March 31, 2014, there were 317,753,571 shares of our common stock issued and outstanding held by 120 stockholders of record.

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

Recent Sales of Unregistered Securities

        No Options were issued throughout the 2013 fiscal year. For more information, see Item. 11 entitled “Executive Compensation”.

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

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	7,105,021	0.058	19,894,979	(1)

Equity compensation plans not
approved by security holders

(1)     Options remaining available for future issuance under the share option plan, excluding securities reflected in column (a).

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

Critical Accounting Policies

Going concern considerations

        As of December 31, 2013, we had negative working capital of approximately $7,404,000 and an accumulated capital deficiency of approximately $7,459,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. As of December 31, 2013, we have had no significant revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company is required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.97 million under Debenture I.   Discussions with several holders of debentures to obtain a waiver of such default have not been successful.

        There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $18,000 during the period between December 31, 2013 and December 31, 2014, as described in detail in Item 1. entitled “Business” under “Transactions with our stockholders”.

Liquidity and Capital Resources

In the private placement offering of our common stock that closed on September 30, 2008 and November 4, 2008, we sold 34 units for an aggregate purchase price of $1,700,000, each unit comprising 500,000 shares of our common stock and 500,000 share purchase warrants.  In addition, pursuant to a Securities Purchase Agreement with Yuval Ganot, as of December 31, 2011, we had sold an aggregate of 150,000,000 of our shares of common stock for an aggregate purchase price of $1,500,000.  As of December 31, 2013, our cash and cash equivalents were $2,000 compared to $21,000 as of December 31, 2012, and we had a negative working capital of $7,404,000.

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

Results of Operations for the Year ended December 31, 2013

        We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate significant revenues in the fiscal year ended December 31, 2013 and incurred a cumulative loss of $14,268,000 from July 7, 2005 through December 31, 2013.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending in December 2014, we estimate expending a total of approximately $600,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of over employees, office and maintenance costs, among others, in order to execute our plan of operations. Such amount excludes installments in the amount of $150,000 per month beginning on March 1, 2012 on account of debentures in the outstanding amounts of (principal and interest) US $3,854,438. The Company has not made such monthly installments payments and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.97 million under Debenture I.   Discussions with several holders of debentures to obtain a waiver of such default have not been successful.

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

2013 ANNUAL REPORT

GLOBAL ENERGY INC.
(A development stage company)

2013 ANNUAL REPORT

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Global Energy, Inc.:

We have audited the accompanying balance sheets of Global Energy, Inc. and subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and from inception (July 7, 2005) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and from inception (July 7, 2005) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,
Weinberg & Baer LLC
Baltimore, Maryland
April 13, 2014

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	U.S dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$2	$21
Advance to related party	-	3,740
Other accounts receivable	29	40
T o t a l current assets	31	3,801

ADVANCE TO MINORITY INTEREST SHAREHOLDER	-	18
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation	1	783
T o t a l assets	$32	$4,602

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	$1,641	$1,295
Advance from third party	-	3,743
Short term loans from related parties	18	18
Debentures convertible into shares	5,776	5,444
T o t a l current liabilities	7,435	10,500
ACCRUED SEVERENCE AND VACATION	56	52
MINORITY INTEREST	-	18
T o t a l liabilities	7,491	10,570
COMMITMENTS AND CONTINGENCIES
CAPITAL DEFICIENCY:
Share capital (Note 9) - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: 317,753,571 shares at December 31, 2013 and 2012	318	318
Additional paid-in capital	5,349	5,349
Warrants	1,215	1,215
Accumulated deficit during development stage	(14,268)	(12,777)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(7,459)	(5,968)
T o t a l liabilities net of capital deficiency	$32	$4,602

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31		Cumulative from July 7, 2005 through December 31,
	2013	2012	2013
	U.S dollars in thousands, except share data
OPERATING EXPENSES -
General and Administrative expenses (*)	$(363)	$(681)	$(9,657)
LOSS FROM OPERATIONS	(363)	(681)	(9,657)

OTHER INCOME (EXPENSES)
Interest expenses	(338)	(336)	(3,215)
Other losses, net	(790)	-	(790)
Loss from operations of discontinued component	-	-	(1,200)
Gain on extinguishment of debts	-	-	110
Gain on sale of subsidiary	-	-	484
NET LOSS	$(1,491)	$(1,017)	$(14,268)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.005)	$(0.003)

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC	317,753,571	317,753,571
AND DILUTED NET LOSS PER SHARE

* In the year ended December 31, 2012 - includes $4 thousand share-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit		Deficit
					accumulated		accumulated
			Additional		during the		before the	Total
	Share capital		paid-in		development		development	capital
	Number	capital	Capital	warrants	stage		Stage	deficiency
BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105				$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7, 2005 THROUGH DECEMBER 31, 2010:
Issuance of shares - net of issuance expenses	230,537,762	230	2,326	$843				3,399
Issuance of warrants				246				246
Issuance of shares and warrants - in relation with the debt extinguishment	27,141,505	27	408	126				561
Share based compensation for services	33,337,500	33	1,014					1,047
Issuance of shares - in relation with conversion of debentures	22,086,804	23	247					270
Net loss for the period					$(11,760	) *		(11,760)
Issuance of options for services			1,245					1,245
BALANCE AT DECEMBER 31, 2011	317,753,571	$318	$5,345	$1,215	$(11,760)		$(73)	$(4,955)
CHANGES DURING THE YEAR ENDED
December 31, 2012 :
Net loss for the period					(1,017)			(1,017)
Issuance of options for services			4					4
BALANCE AT December 31, 2012	317,753,571	$318	$5,349	$1,215	$(12,777)		$(73)	$(5,968)
CHANGES DURING THE YEAR ENDED
December 31, 2013 :
Net loss for the period					(1,491)			(1,491)
BALANCE AT December 31, 2013	317,753,571	$318	$5,349	$1,215	$(14,268)		$(73)	$(7,459)

*After giving retroactive effect to the adoption of FASB ASC 470-20, as further described in note 7.

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2013	2012	2013
	U.S dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,491)	$(1,017)	$(14,268)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	1	1	70
Gain from sale of subsidiary	-	-	(484)
Impairment of assets	779	-	779
Debt extinguishments	-	-	(110)
Share based compensation expenses	-	4	2,253
Increase in accrued interest on short term loan from related parties	-	-	20
Increase in accrued interest on short term loans	-	-	46
Expenses in respect of the convertibles debentures	331	332	2,917
Increase (decrease) Accrued severance and vacation	4	1	56
Decrease (increase) in other accounts receivable and advance from supplier	11	2	(3,801)
Increase (decrease) in accounts payables	-	(21)	154
Increase (decrease) in other accounts payable accrued expenses and dvances from third party	346	349	5,444
Net cash used in operating activities	(19)	$(349)	(6,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Repayment of advance of machinery	-	-	150
Payment for purchasing of property and equipment	-	-	(1,383)
Net cash provided by (used in) investing activities	-	-	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses	-	-	3,370
Loans received from shareholders and related parties	-	-	528
Loans received from others	-	-	316
Debentures repaid	-	-	(70)
Proceeds from debt issuance	-	-	46
Proceeds from issuance of convertible debentures and warrants netof issuance expenses	-	-	3,720
Loans repaid	-	-	(493)
Net cash provided by financing activities	-	-	7,417
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19)	(349)	(65)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	21	370	68
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$21	$2

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from July 7,
			2005 through
	Year ended December 31		December 31,
	2013	2012	2013
	U.S dollars in thousands
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$180
Income taxes	$-	$-	$-

NON-CASH TRANSACTION:
Conversion of debentures into shares	-	-	100

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Going concern considerations

The accompanying financial statements have been prepared assuming that Global Energy Inc. ("the Company") will continue as a going concern. As of December 31, 2013, the Company had approximately $2 thousand in cash and cash equivalents, approximately $7,403 thousand in negative working capital, a shareholders’ deficit of approximately $7,459 thousand and an accumulated deficit during development stage of approximately $14,268 thousand.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company was required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $0.97 million under Debenture I.  Discussions with several holders of debentures to obtain a waiver of such default have not been successful.

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until December 31, 2013.

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

On May 2, 2007, the Company entered into an agreement with AlphaKat GmbH (“AlphaKat”) in order to cooperate in commercialization of AlphaKat's technology of producing mineral diesel oil from municipal waste using machines that converts hydrocarbon waste into diesel oil invented for that purpose by AlphaKat ("KDV machines"). As of December 31, 2013 the Company net paid AlphaKat an amount of $781 thousand on account of a KDV500 plant that has yet to be ordered. This amount was presented in the financial statements as of December 31, 2012 as an advance on account of acquisition of machinery as part of property plant and equipment. The total amount that the Company will have to pay for the KDV500 plant will be at least Euro 2.5 million (approximately $3.4 million).The final amount depends on the final configuration of the KDV500 and additional features that will be ordered.

As of December 31, 2013 and following the failure of Company to reach satisfactory results in the pilot  experiments, the Company estimated that AlphaKat would not have sufficient resources to repay the $781 advance payment on account of the KDV500 plant, and such amount was impaired.

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

On July 8, 2008, Covanta purchased a KDV500 unit through AGEI. Until December 31, 2013 Covanta had paid $3,743 thousand on account of the purchased KDV 500 unit, according to the payment schedule. This amount was advanced by AGEI to Alphakat and was presented in these financial statements as of December 31, 2012, as a liability to Covanta ("Advance from third party") and as an asset ("Advance to related party"). As of December 31, 2013 and following the decision to discontinue with the development of the KDV500 subject to further technological progress, such amounts were written off.

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,776	5,776
Accrued expenses	-	-	1,641	1,641
Short term loans	-	-	18	18
Total liabilities	-	-	7,435	7,435

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible debentures	-	-	5,444	5,444
Accrued expenses	-	-	1,295	1,295
Short term loans	-	-	18	18
Total liabilities	-	-	6,757	6,757

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2013 and 2012, there were no share based compensation payments.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value using the Black-Scholes option-pricing model. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

l.	Net Loss Per Share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common shares equivalents include: (i) outstanding stock options under the Company’s Long-Term Incentive Plan and warrants which are included under the treasury share method when dilutive, and (ii) Common shares to be issued under the assumed conversion of the Company’s outstanding convertible debentures, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2013, and 2012, does not include common share equivalents, since such inclusion would be anti-dilutive.

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

All of the Company’s operations which are expected to generate revenues are located in the United States and its only business is the development of the KDV process. As of the date of these financial statements no revenues have been generated. As a result, management views all of the Company’s business and operations to be one segment.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

p.	Newly issued accounting pronouncements:

We do not expect that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

NOTE 2 - OTHER ACCOUNTS RECEIVABLE:

	December 31
	2013	2012
	U.S dollars in thousands
Prepaid expenses	$9	$7
Governmental Institutions	9	3
Other receivable	11	30
	$29	$40

NOTE 3 - PROPERTY AND EQUIPMENT:

	December 31
	2013	2012
	U.S dollars in thousands
Cost:
Advances on account of
acquisition of machinery	$-	$781
Computer software and electronic equipment	10	10
Furniture	21	21
	31	812
Less, accumulated depreciation and amortization	30	29
	$1	$783

NOTE 4 – ACCRUED EXPENSES:

	December 31
	2013	2012
	U.S dollars in thousands

Accrued expenses	$1,641	$1,261
Employees and payroll accruals	-	33
Government authorities	-	1
	$1,641	$1,295

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - SHORT TERM LOANS FROM RELATED PARTIES:

	2013	2012
	U.S dollars in thousands

Loans from other shareholders (a)	18	18
	$18	$18

(a)	The Company borrowed $18 thousand from four shareholders of the Company on May 4, 2006. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 - ADVANCE TO MINORITY INTEREST SHAREHOLDER:

On July 10, 2007, the Company entered into an agreement with AlphaKat to incorporate and operate AGEI, see note 1b. According to the agreement the Company has provided a loan to the shareholders of AlphaKat. The terms of the loan have not yet been determined. As of December 31, 2013 and due to the uncertainty in the repayment of such funds, the loan was written off.

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

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $0.97 million.  The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS (continued):

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2013, 2012 and 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Balance – December 31, 2011 - outstanding	7,500,000	$0.01	1.50
Balance – December 31, 2011 - exercisable	7,500,000	$0.01	1.50
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Balance – December 31, 2012 - outstanding	7,500,000	$0.01	0.50
Balance – December 31, 2012 - exercisable	7,500,000	$0.01	0.50
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	7,500,000	$0.01
Balance – December 31, 2013 – outstanding	-	$-
Balance – December 31, 2013 - exercisable	-	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

a.
Global Fuel Israel, Ltd. leases office in Tel Aviv, Israel, from Mr. Yuval Ganot under operating lease agreement, which expired at September 2011. The monthly rent is approximately $1 thousand. The agreement is renewable on a monthly basis.

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued):

b.
Under the agreement signed with AlphaKat (see Note 1b) with regard to commercialization of AlphaKat technology of producing mineral diesel oil from municipal waste, the Company agreed to: 1) Provide financial support for the project, 2) Purchase up to three KDV 500 turbines for implementation in Poland, the United States and Israel, 3) Start a regulatory process, including filing of permit applications and 4) Monthly payments of €10 thousand to AlphaKat for consulting (until December 31, 2010, the Company paid AlphaKat a net amount of $781 thousand on account of the first KDV500 turbine).  As of 2013, and following the decision to discontinue with the development of the KDV500 subject to further technological progress the Company ceased to accrue the monthly payments .

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

On September 30, 2008, the Company entered into a Securities Purchase Agreement with twenty-seven accredited investors for the sale of 30 units at a purchase price of $50 thousand per unit for total consideration of $1,500 thousand. Each unit consists of 500,000 shares of common shares and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. As finder’s fee, in connection with the securities purchase agreement, the Company paid $389 thousand, as well as issued 1,500,000 share purchase warrants fully vested exercisable at $0.10 to the placement agent.

The net consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black-Scholes option-pricing model is $744 thousand and was based on the following assumptions: dividend yield of 0%; expected volatility of 206%; risk-free interest rate of 3.91%; and expected term of 5 years.

On November 4, 2008, as part of the brokered private placement that took place on September 30, 2008 (see above), the Company sold an additional 4 units at a purchase price of $50 thousand per unit for total consideration of $200 thousand. Each unit consists of 500,000 shares of common shares and 500,000 share purchase warrants exercisable at $0.10 for a period of five years. As finder’s fee, in connection with the securities purchase agreement, the Company paid $47 thousand, as well as issued 200,000 share purchase warrants fully vested exercisable at $0.10 to the placement agent.

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

The following table presents the Company’s stock option and warrants activity for employees, officers and directors of the Company for the years ended December 31, 2010 through 2012:

	Number of Options and warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	20,905,021	0.040
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2012	20,905,021	0.040
Granted	-	-
Exercised	-	-
Forfeited or expired	13,800,000	-
Outstanding at December 31,2013	7,105,021	0.058
Number of options exercisable at December 31, 2013	7,105,021
Number of options exercisable at December 31, 2012	20,905,021

The following table summarizes information about options and warrants to employees, officers and directors outstanding at December 31, 2013 under the plans:

	Options and warrants Outstanding		Vested and Exercisable
Exercise Price	Number of Option	Weighted Average Remaining Contractual Life (Years)	Number of Option	Weighted Average Exercise Price
0.010	5,055,021	3.25	5,055,021	0.010
0.150	683,333	5.00	683,333	0.150
0.175	683,333	5.00	683,333	0.175
0.200	683,334	5.00	683,334	0.200
	7,105,021		7,105,021

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - SHARE CAPITAL (continued):

b.	Stock option plan (continued):

No options were granted during the years ended December 31, 2013 and 2012. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 and 2012 is zero. The intrinsic value is calculated as the difference between the market value as of December 31, 2013 and the exercise price of shares. The market value as of December 31, 2013 was $0.002 per share as reported by NASDAQ. As of December 31, 2013 the total number of options vested and expected to vest was 7,105,021 with a weighted average exercise price of $0.058 per share, no intrinsic value and weighted average remaining contractual life of 3.75 years.

Costs incurred in respect of stock based compensation for employees and directors, for the years ended December 31, 2013, 2012 and 2011 were zero, $4 thousands and $110 thousands, respectively.

As of December 31, 2013, there were no  unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

The income of the company's Israeli subsidiaries is taxed through 2009 at the rate of 26%. The corporate tax rates for 2011 and thereafter is as follows:  2011 - 24%, in the 2012 and 2013 tax years the applicable Companies Tax rate is 25% and in the year 2014 and thereafter the tax rate is 26.5%.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	U.S dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$3,484	$3,289	$2,995
Valuation allowance	(3,484)	(3,289)	(2,995)
	$0	$0	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S dollars in thousands
Valuation allowance, December 31, 2012	$3,289
Increase	195
Valuation allowance, December 31, 2013	$3,484

At December 31, 2013, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $7,200. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 2006 and 2007, there exists substantial risk that the Company’s use of net operating losses for United States may be severely limited under the Internal Revenue Code for losses incurred prior to 2007.Carryforward losses of the Company's Israeli subsidiaries aggregate $3,637 at December 31, 2013.

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

NOTE 11 - NET LOSS PER SHARE DATA

The shares issuable upon the exercise of options, and conversion of convertible debentures and warrants, which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive, include the following:

	December 31, 2013	December 31, 2012
Options:
Weighted average number, in thousands	7,105	20,905
Weighted average exercise price	$0.058	$0.04
Warrants:
Weighted average number, in thousands	-	7,500
Weighted average exercise price	-	$0.01
Convertible Debt:
Weighted average number, in thousands	249,103	236,087
Weighted average Conversion price	$0.04	$0.04

NOTE 13 – OTHER LOSSES (INCOME)

As of December 31, 2013 and following the failure of Company to reach satisfactory results in the pilot plants, the Company estimated that AlphaKat would not have the sufficient resources to repay the $781 advance paid on account of the KDV500 plant, and such amount was impaired.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

(a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on such review, our chief executive officer and chief financial officer have determined that in light of their conclusion with respect to the effectiveness of our internal control over our financial reporting as of such date, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent limitations of our company, derived from our small size and the small number of employees, management’s evaluation concluded that there is a material weakness with respect to segregation of duties that may not provide reasonable assurance regarding the reliability of internal control over financial reporting and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2013.

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

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our directors, executive officers and key employees, including their ages as of March 31, 2014.

Name	Age	Position

Directors and Executive Officers
Asi Shalgi(1)	60	President, Chief Executive Officer, Director
Shlomo Zakai	45	Treasurer and Chief Financial Officer
Yuval Ganot	42	Director

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

Item 11.  Executive Compensation

        The table set forth below summarizes the annual and long-term compensation for services payable to our executive officers during the fiscal years ended December 31, 2013 and 2011.

Summary Compensation

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)

Asi Shalgi	2013	150,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	150,000
President, CEO and Director(1)	2012	150,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	150,000

Shlomo Zakai	2013	27,600 (2)	Nil	Nil	Nil	Nil	Nil	Nil	27,600
CFO	2012	27,565	Nil	Nil	Nil	Nil	Nil	Nil	27,565

Yuval Ganot	2013	127,500(2)	Nil	Nil	Nil	Nil	Nil	Nil	127,500
Director	2012	127,500	Nil	Nil	Nil	Nil	Nil	Nil	127,500

(1)	Mr. Shalgi did not receive any compensation as a director of our company.

(2)
Actual compensation was paid in NIS. The conversion between NIS and Dollar was made pursuant to the official representative rate of exchange of the US$ as published by the Bank of Israel on the payment date

(3)	Mr. Yuval Ganot receives an employment compensation based on 85% of the CEO's terms.

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Asi Shalgi President,					April 30,
CEO and Director (1)	5,055,021	Nil	Nil	$0.01	2017	Nil	Nil	Nil	Nil

Yuval Ganot	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2014. Applicable percentages are based on shares of common stock outstanding on March 31, 2014.

Name:(1)	Shares Beneficially Owned
	Number	Percent(2)

U-Trend beneficiaries (3)	126,469,449	29.13%
Tomer Katz(4)	41,351,800	11.52%
Viskoben Limited(5) (6)	16,688,668	4.99%
Asi Shalgi (7)	51,836,691	14.75%
President, CEO, Secretary, and Director
Shlomo Zakai	-	*
Treasurer and CFO
Yuval Ganot(8)	153,752,500	48.39%
Director
Noam Elimelech Ltd. (9)	150,000,000	47.21%

All executive officers and directors as a group (5 persons)	212,371,135	66.36%

* Less than 1%.

(1)	Except as otherwise indicated, addresses are 16 Menachem Begin Street, Gama Building, 5th Floor, Ramat Gan, 52681, Israel.

(2)
Based on 317,753,571 shares of our common stock issued and outstanding as of March 31, 2014. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Transaction with Our Stockholders.

        During the year ended December 31, 2006, we borrowed $18,000 from four of our significant shareholders. The loans do not bear interest and are repayable upon demand by the respective creditors. As of December 31, 2013, the loans are still outstanding.

Director Independence

        We currently act with two directors, consisting of Asi Shalgi and and Yuval Ganot. Neither of them is an  “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

        Our Board of Directors approved the engagement of our accountants and all services provided to us by our accountants in fiscal year 2013 prior to the services being performed.

Accountant Fees

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2013 and December 31, 2013.

	Fiscal Year Ended December 31,
	2013	2012
	(in thousands)

Audit Fees	$35	$35
Audit-Related Fees	$-	$-
Tax Fees	$2	$2
All Other Fees	$-	$-
Total	$37	$37

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

GLOBAL ENERGY INC. (Registrant) By: /s/ Asi Shalgi —————————————— Asi Shalgi President, Chief Executive Officer and Director Date: April 14, 2014	/s/ Shlomo Zakai —————————————— Shlomo Zakai Treasurer and Chief Financial Officer Date: April 14, 2014

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

Signature	Title	Date

/s/ Asi Shalgi —————————————— Asi Shalgi	President, Chief Executive Officer & Director (principal executive officer)	April 14, 2014

/s/ Shlomo Zakai —————————————— Shlomo Zakai	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	April 14, 2014

/s/ Yuval Ganot —————————————— Yuvul Ganot	Director	April 14, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s to the Registrant’s current report on Form 8-K filed with the Commission on January 1, 2009).

3.2	Bylaws (incorporated by reference to Exhibit 3.(II) to the Registrant’s Form 10-SB12G as filed with the Commission on November 10, 1999, file number 000-28025).

4.1	Specimen Certificate for shares of Common Stock (incorporated by reference to exhibit 4.1 to the registrants registration statement on Form SB-2 filed with the Commission on December 5, 2007).

10.1	Shareholder Agreement with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

10.2	Term sheet with Alphakat GMBH (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K field with the Commission on July 13, 2007).

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