Form 10-Q
period 2014-06-30
GLOBAL ENERGY INC
filed 2014-08-14
CIK 1090967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 11, 2014, 317,753,571 shares of the registrant’s common stock were outstanding.

Table of Contents
GLOBAL ENERGY INC.
(The "Company”)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

GLOBAL ENERGY INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014
IN U.S. DOLLARS

UNAUDITED

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1	$2
Prepaid expenses	14	29
T o t a l current assets	15	31

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	1	1
T o t a l assets	$16	$32
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses	$1,804	$1,641
Short term loan from related parties	18	18
Debentures convertible into shares	5,940	5,776
T o t a l current liabilities	7,762	7,435
ACCRUED SEVERENCE AND VACATION	57	56
T o t a l liabilities	7,819	7,491
CAPITAL DEFICIENCY:
Share capital - Common shares of $0.001 par value each: Authorized: 750,000,000 shares at June 30, 2014 and December 31, 2013 Issued and outstanding: 317,753,571 shares at June 30, 2014 and December 31, 2013	318	318
Additional paid-in capital	5,349	5,349
Warrants	1,215	1,215
Accumulated deficit during development stage	(14,612)	(14,268)
Accumulated deficit before development stage	(73)	(73)
T o t a l capital deficiency	(7,803)	(7,459)
T o t a l liabilities net of capital deficiency	$16	$32

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

					Cumulative
					from July 7,
	Six months ended		Three months ended		2005 through
	June 30		June 30		June 30,
	2014	2013	2014	2013	2014
	(Unaudited)		(Unaudited)		(Unaudited)
OPERATING EXPENSES -
General and administrative expenses *	$(173)	$(202)	$(84)	$(50)	$(9,830)
LOSS FROM OPERATIONS	(173)	(202)	(84)	(50)	(9,830)
Interest expenses	(171)	(167)	(89)	(83)	(3,386)
Other losses, net	-	-	-	-	(790)
Loss from operations of discounted component	-	-	-	-	(1,200)
Gain on sale of subsidiary	-	-	-	-	484
Gain on extinguishment of debts	-	-	-	-	110
NET LOSS FOR THE PERIOD	$(344)	$(369)	$(173)	$(133)	$(14,612)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.001)	$(0.001)	$(0.001)	$(0.0004)
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER SHARE	317,753,571	317,753,571	317,753,571	317,753,571

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share and per share data)

					Deficit	Deficit
					accumulated	accumulated
			Additional		during the	before the	Total
	Share capital		paid-in		development	development	capital
	Number	capital	Capital	warrants	stage	stage	deficiency

BALANCE AS OF JULY 7, 2005	4,650,000	$5	$105	$-	$-	$(73)	$37
CHANGES DURING THE PERIOD FROM JULY 7,
2005 THROUGH DECEMBER 31, 2013 (audited):
Issuance of shares - net of issuance expenses	230,537,762	230	2,326	$843	-	-	3,399
Issuance of warrants	-	-	-	246	-	-	246
Issuance of in exchange for extinguishment of debt	27,141,505	27	408	126	-	-	561
Issuance of shares - in relation with conversion of debentures	22,086,804	23	247	-	-	-	270
Share based compensation for services	33,337,500	33	1,014				1,047
Net loss for the period	-	-	-	-	$(14,268)	-	(14,268)
Issuance of options for services	-	-	1,249	-	-	-	1,249
BALANCE AT DECEMBER 31, 201 3 (audited)	317,753,571	$318	$5,349	$1,215	$(14,268)	$(73)	$(7,459)
CHANGES DURING THE PERIOD OF SIX
MONTHS ENDED JUNE 30, 2014 (unaudited):
Net loss for the period	-	-	-	-	(344)	-	(344)
BALANCE AT JUNE 30, 2014 (Unaudited)	317,753,571	$318	$5,349	$1,215	$(14,612)	$(73)	$(7,803)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL ENERGY INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

			Cumulative
			from July 7,
	Six months ended		2005 through
	June 30		June 30,
	2014	2013	2014
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Profit (Net loss) for the period	$(344)	$(369)	$(14,612)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	1	-	71
Gain from sale of subsidiary	-	-	(484)
Impairment of assets	-	-	779
Share based compensation expenses	-	-	2,253
Expenses in respect of the convertibles debentures	164	165	3,082
Increase in accrued interest on short term loan from related parties	-	-	20
Increase in accrued interest on short term loans	-	-	46
Debt extinguishment	-	-	(110)
Increase (decrease) in accrued severance and vacation	1	2	55
Increase (decrease) in other accounts receivable and advance from supplier	15	(45)	(3,786)
Increase (decrease) in other accounts payable accrued
expenses and advances from third party	162	242	5,760
Net cash used in operating activities	(1)	(5)	(6,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposits	-	-	(18)
Proceeds from sale of subsidiary	-	-	693
Repayment of advance of machinery	-	-	150
Payment for purchasing of fixed assets	-	-	(1,383)
Net cash used in investing activities	-	-	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares - net of issuance expenses			3,370
Loan received from shareholders and related parties	-	-	528
Loans received	-	-	316
Debentures repaid	-	-	(70)
Proceeds from debt issuance	-	-	46
Loans repaid	-	-	(493)
Proceeds from issuance of convertible debentures	-	-
and warrants net of issuance expenses	-	-	3,720
Net cash provided by financing activities	-	-	7,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	(5)	(67)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	21	68

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$1	$16	$1

The accompanying notes are an integral part of the consolidated financial statements

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

The Company has been considered a development stage enterprise since July 7, 2005, as defined by the ASC Topic 915. The accompanying financial statements have disclosed cumulative amounts in the statements of operations and cash flows since the July 7, 2005 inception of becoming a development stage company until June 30, 2014.

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

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2014 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company had approximately $1 thousand in cash and cash equivalents, approximately $7,747 thousand in negative working capital, a stockholders’ deficit of approximately $7,803 thousand and an accumulated deficit during development stage of approximately $14,612 thousand.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company was required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $1.08 million under Debenture I.  Discussions with several holders of debentures to obtain a waiver of such default have not been successful.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Convertible debentures	$-	$-	$5,940	$5,940
Accrued expenses	-	-	1,722	1,722
Short term loans	-	-	18	18
Total liabilities	-	-	7,680	7,680

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Convertible debentures	$-	$-	$5,776	$5,776
Accrued expenses	-	-	1,641	1,641
Short term loans	-	-	18	18
Total liabilities	-	-	7,435	7,435

GLOBAL ENERGY INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company intends to adopt ASU 2014-10 in its following quarterly or annual financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. We do not currently have any revenue. As such, ASU 2014-09 will not have any effect on our results of operations and financial position. If we begin generating revenue prior to the effective date of ASU 2014-09, we will evaluate the effect that ASU 2014-09 will have on our results of operations and financial position.

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

Options to Directors and Employees:

As of June 30, 2014, there were no unrecognized compensation expenses related to unvested share based compensation arrangement granted under the plan.

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

The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture. Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $1.08 million.  The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Overview

Global Energy Inc. is a development stage company that intends to build and co-own, with strategic partners, industrial scale facilities that will utilize  technologies to produce synthetic diesel fuel from different types of hydrocarbon-based waste. With each project, our strategy is to form partnerships under long term contracts with local companies that have the ability to supply large, consistent quantities of appropriate waste feedstock and have the necessary operational and technical expertise to operate such diesel producing facilities.

Since June 2007, we have observed efforts in the United States and the European Community to develop facilities for the production of renewable, alternative fuels - primarily biofuels based on corn and other feedstocks. Interest world-wide has recently focused on second and third generation of cellulosic ethanol, which is biofuel produced from wood, grasses, and the non-edible parts of plants, as well as different technologies utilizing gasification of biomass to liquid. Today, the production of both ethanol and biodiesel has been constrained by price increases for their respective primary feedstocks, corn and rapeseed (Canola). Recent interest in the U.S. market has focused on Renewable Drop-In Fuel ("RDIF"), an area well-suited to different technologies.

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

With the above factors in mind, we developed our business plan to take advantage of these potential dual revenue streams through the utilization of patented KDV technology. The KDV process has been developed during the past thirty years by a German scientist, Dr. Christian Koch. The KDV process, which Dr. Koch describes as a catalytic de-polymerization, utilizes hydrocarbon-based feedstocks such as biomass, wood and paper as well as plastic, rubber and waste oils, to produce high quality synthetic diesel fuel, similar to diesel fuel publicly available at refueling stations today. We are waiting for Dr. Koch to demonstrate full scale operating unit.

Our offices are located at 16 Menachem Begin Street, Gama Building, 5th floor, Ramat Gan, 52681, Israel. We maintain a website located at www.global-nrg.biz. The contents of our website are not part of this report.

Critical Accounting Policies

A. Going concern considerations

As of June 30, 2014, we had negative working capital of approximately $7,747,000 and an accumulated capital shareholders’ deficiency of approximately $7,803,000. Our ability to continue to operate as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. We have no revenues and have incurred losses and an accumulated deficit resulting from our activity as a development stage company and have a negative cash flow from operating activities. In the event we are unable to successfully raise capital and generate revenues, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated.

In addition, the Company did not meet the second financing milestone in its existing Debenture I providing for the raising at least $2 million in gross proceeds on or before March 1, 2012.  As a result, under the terms of such Debenture, the Company is required to make monthly installment payments of $150,000 commencing March 1, 2012, which payments under the Debenture can be made in cash or stock at a discount of 5% to market price, provided the shares can be resold.  The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture, requiring payment by the Company of the full $3.15 million principal amount and accrued interest of $1.08 million under Debenture I.   The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Results of Operations – For the Six Month Period Ended June 30, 2014

We initiated our activities during the last six months of 2007, focusing our effort on building an infrastructure that would support our future activities in the alternative energy field. We did not generate any revenues in the six months period ended June 30, 2014 and incurred a loss of $344,000 during that period.

Liquidity and Capital Resources

As of June 30, 2014, our cash and cash equivalents were approximately $1,000 compared to $2,000 as of December 31, 2013, and we had a negative working capital of $7,747,000. We are expecting to continue to expend cash in our activities through payments of salaries, our business development activities, payments for services and other costs. We also plan to continue to finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development agreements with possible milestone license payments and research and development programs.  We cannot assure, however, that we will be successful in obtaining the adequate level of financing required for the long-term development and commercialization of our planned products.

Off-Balance Sheet Arrangements

We do not currently have off-balance sheet arrangements.

Plan of Operation

For the 12 months ending June 30, 2015, we estimate expending a total of approximately $420,000 for our proposed business activities. This amount includes the funds required to finance our marketing activities, pay salaries of the employees, office and maintenance costs, among others, in order to execute our plan of operations. The following table provides our current estimate of the break down of costs for the upcoming year of operations.

Estimated Funding Required During the Next 12 Months
G&A Salaries	$240,000
Other Operations	$180,000
Total	$420,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on such review, our chief executive officer and chief financial officer have determined that, in light of their conclusion that our internal control over our financial reporting was not effective as of December 31, 2013 (and in light of the resignation of three directors, constituting our entire audit committee, during the quarter ended September 30, 2012), as of June 30, 2014, we did not have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

During the quarter ended September 30, 2012, three directors, constituting our entire audit committee, resigned from our board of directors.  Our board of directors currently acts as our audit committee.  The Company expects to appoint or elect additional members to our board of directors who would serve on our audit committee following the execution of an agreement with the holders of our debentures and/or their representatives with respect to the Event of Default under our debentures.  Except for the foregoing, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the  quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

The Company did not meet the second financing milestone in its existing Debenture I providing for the raising of at least $2 million in gross proceeds on or before March 1, 2012.  As a result, the Company is required to make monthly cash installment payments of $150,000 commencing March 1, 2012 pursuant to the term of such debenture. The Company has not made such monthly installments payments, and such non-payment is considered an Event of Default under the Debenture.  Under the terms of the Debenture, upon the occurrence of an Event of Default, the full unpaid principal amount of the Debenture, together with interest and other amounts due, to the date of acceleration shall become at the election of U-Trend or its registered assigns immediately due and payable in cash.  As of the date hereof, there is outstanding under Debenture I a principal amount of $3.15 million and accrued interest of $1.08 million. The Company has been notified that, pursuant to a court order, the receiver overseeing all matters relating to the debentures held by U-Trend has granted a power of attorney to three individuals as its representatives to make decisions with respect to the rights of U-Trend relating to the Company, among other things.  The receiver was appointed following the sudden passing away of the sole director and principal officer of U-Trend Ltd.  The Company has held numerous meetings with these representatives to discuss the Event of Default.

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

Date: August 14, 2014

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